Form 10-Q
period 1996-06-30
AMERICAN WASTE SERVICES INC
filed 1996-08-12
CIK 866730

                                      1996

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.   20549
                       __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                  For the quarterly period ended June 30, 1996


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 1-10599
                       __________________________________


                         AMERICAN WASTE SERVICES, INC.

             (Exact name of registrant as specified in its charter)


                Ohio                             34-1602983
     (State or other jurisdiction             (I.R.S. Employer
  of incorporation or organization)          Identification No.)

    One American Way, Warren, Ohio                44484-5555
(Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (330) 856-8800

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No
                                               ---     ---

The registrant had 25,015,615 shares of its Class A Common Stock and 5,126,743 shares of its Class B Common Stock outstanding as of August 1, 1996.


================================================================================

                 AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                             Page
                                                                             ----
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for the Three and Six
  Months Ended June 30, 1996 and 1995 (Unaudited).............................  3

  Condensed Consolidated Balance Sheets at June 30, 1996 and
  December 31, 1995 (Unaudited)...............................................  4

  Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1996 and 1995 (Unaudited).............................  5

  Notes to Condensed Consolidated Financial Statements (Unaudited)............  6

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations................................. 10

PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings................................................... 17

  Item 2. Changes in Securities............................................... 17

  Item 3. Defaults upon Senior Securities..................................... 17

  Item 4. Submission of Matters to a Vote of Security Holders................. 17

  Item 5. Other Information................................................... 18

  Item 6. Exhibits and Reports on Form 8-K.................................... 18

SIGNATURE..................................................................... 19


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                      Three Months Ended     Six Months Ended
                                            June 30,               June 30,
                                      ------------------     -----------------
                                        1996       1995        1996      1995
                                      -------    -------     -------   -------
Net operating revenues............... $19,046    $19,597     $35,742   $42,496

Cost and expenses:
Cost of operations...................  14,708     16,658      28,866    36,497
Selling, general and administrative
 expense.............................   2,757      2,794       5,136     5,428
                                      -------    -------     -------   -------
Income from operations...............   1,581        145       1,740       571

Other income (expense):
Interest expense.....................     (42)      (304)        (71)     (557)
Other income, net....................     243        195         398       395
                                      -------    -------     -------   -------
Income before income taxes...........   1,782         36       2,067       409
Income taxes.........................     713         38         827       204
                                      -------    -------     -------   -------
Net income (loss)....................  $1,069        $(2)     $1,240      $205
                                      =======    =======     =======   =======
Net income per share.................    $.04       $.00        $.04      $.01
                                      =======    =======     =======   =======
Weighted average shares outstanding
 (Note 2)............................  30,363     29,913      30,219    29,913
                                      =======    =======     =======   =======

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)

(in thousands)
                                                                          June 30,   December 31,
                                                                           1996         1995
                                                                        ----------  -------------
Assets
- ------
Current assets:
 Cash and cash equivalents........................................       $  3,622   $  5,186
 Accounts receivable, net.........................................         14,731     14,481
 Refundable income taxes..........................................             --      5,519
 Prepaid expenses and other current assets........................          2,321      3,122
                                                                         --------   --------
  Total current assets............................................         20,674     28,308

Properties and equipment, less accumulated depreciation
 and amortization of $42,797 in 1996 and $40,891 in 1995..........         83,823     78,636
Deposits..........................................................          3,004      5,117
Costs in excess of fair market value of net assets of acquired
 businesses, net..................................................          3,279      3,365
Other assets, net.................................................            298        310
                                                                         --------   --------
  Total assets....................................................       $111,078   $115,736
                                                                         ========   ========
Liabilities and Shareholders' Equity
- ------------------------------------
Current liabilities:
 Current portion of long-term debt................................       $    300   $    358
 Accounts payable.................................................          6,565      5,970
 Accrued payroll and other compensation...........................          1,294        920
 Accrued income taxes.............................................          1,032        166
 Other accrued taxes..............................................          1,599      1,804
 Other liabilities and accrued expenses...........................          2,235      2,959
                                                                         --------   --------
  Total current liabilities.......................................         13,025     12,177

Long-term debt....................................................          1,390      8,748
Deferred income taxes.............................................          6,457      6,559
Accrued closure costs and post-closure monitoring costs...........         18,803     18,519
Other noncurrent liabilities......................................          2,353      2,488

Shareholders' equity (Note 3):
 Preferred stock, no par value....................................             --         --
 Class A Common Stock, no par value...............................         63,702     63,136
 Class B Common Stock, no par value...............................            780        781
 Retained earnings................................................          4,748      3,508
 Treasury Stock, Class B Common Stock, at cost....................           (180)      (180)
                                                                         --------   --------
   Total shareholders' equity.....................................         69,050     67,245
                                                                         --------   --------
   Total liabilities and shareholders' equity.....................       $111,078   $115,736
                                                                         ========   ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                           Six Months Ended
                                                                               June 30,
                                                                           ------------------
                                                                              1996      1995
                                                                           --------  --------
Operating activities:
 Net income..............................................................  $ 1,240   $   205
 Reconciliation of net income to cash provided by operating activities:
   Depreciation and amortization.........................................    3,460     4,402
   Provision for accrued closure costs and
    post-closure monitoring costs........................................      372       560
   Provision for deferred income taxes...................................     (102)     (150)
   Provision for losses on accounts receivable...........................       76       332
   Gain on sales of fixed assets.........................................     (100)       (7)
   Changes in assets and liabilities excluding the effects
    of business acquisitions:
      (Increase) decrease in accounts receivable.........................     (326)    4,797
      Decrease in refundable income taxes................................    5,519        --
      Decrease in prepaid expenses and other current assets..............      801       212
      (Increase) decrease in other assets................................       (3)        3
      Increase (decrease) in accounts payable............................      595    (1,098)
      Increase (decrease) in accrued payroll and other compensation......      374      (605)
      Increase (decrease) in accrued income taxes........................      866       (63)
      Decrease in other accrued taxes....................................     (205)     (204)
      Decrease in other liabilities and accrued expenses.................     (159)   (1,177)
      Decrease in accrued closure costs and post-closure
        monitoring costs.................................................      (88)       --
      Decrease in other noncurrent liabilities...........................     (135)     (155)
                                                                           --------  --------
      Net cash provided by operating activities..........................   12,185     7,052
                                                                           --------  --------
Investing activities:
 Capital expenditures....................................................   (9,264)   (4,160)
 Business acquisitions, net of cash acquired.............................       --        --
 Proceeds from sales of fixed assets.....................................      818        16
 (Increase) decrease in deposits, net....................................    2,113    (1,261)
                                                                           --------  --------
      Net cash used in investing activities..............................   (6,333)   (5,405)
                                                                           --------  --------
Financing activities:
 Proceeds from issuance of long-term debt................................       --        16
 Repayments of long-term debt............................................   (7,416)   (2,228)
                                                                           --------  --------
    Net cash used in financing activities................................   (7,416)   (2,212)
                                                                           --------  --------

Decrease in cash and cash equivalents....................................   (1,564)     (565)
Cash and cash equivalents at beginning of year...........................    5,186     7,347
                                                                           --------  --------
Cash and cash equivalents at end of period...............................  $ 3,622   $ 6,782
                                                                           ========  ========

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1996

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of American Waste Services, Inc., and its subsidiaries (collectively the "Company" or "AWS") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted herein consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Shareholders.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 1996, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income Per Share

Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding each period which amounted to 30,363,000 and 29,913,000 in the second quarter of 1996 and 1995, respectively, and 30,219,000 and 29,913,000 in the first six months of 1996 and 1995, respectively. Common equivalent shares, which represent shares issuable upon the exercise of outstanding stock options, totaled 220,000 and -0- in the second quarter of 1996 and 1995, respectively, and 149,000 and -0- in the first six months of 1996 and 1995, respectively.

Note 3. Shareholders' Equity

The Company sponsors a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code (the "Plan").
During February 1996, the Company issued 225,874 shares of Class A Common Stock to the Plan to satisfy its liability of $565,000 for 1995 Company contributions.

Note 4. Debt

In the first six months of 1996, the Company repaid $7.1 million of the amount borrowed under its revolving credit facility, leaving no current borrowings outstanding under the revolving credit facility at June 30, 1996. Additionally, in the first six months of 1996, the Company utilized its revolving credit facility for the issuance of $8.0 million in letters of credit. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure costs and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities. (See Note 6. Closure Costs and Post-Closure Monitoring Costs.)

Note 5. Legal Matters

On or about October 3, 1991, one shareholder owning 100 shares of stock brought suit against the Company and others on behalf of himself and a purported class of other shareholders in the United States District Court for the Southern District of New York. The suit alleges that the Company, the signatories to the registration statements filed with the Securities and Exchange Commission during October 1990, and the Company's underwriters violated federal securities laws in connection with the Company's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failure to disclose allegedly material information concerning the nature of the Company's market; the size of the Company's market; the Company's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making the Company especially vulnerable to local conditions and competition; the Company's failure to set forth the present and imminent competition; and the Company's growth. The Plaintiff seeks damages in an unspecified amount alleged to have arisen in part from the decline in the price of the Company's stock following the public offering, and rescission. The Court has not yet determined whether the suit will proceed as a class action.

A timely Answer was filed on behalf of all defendants and a Motion to Transfer Venue to the Northern District of Ohio was granted on June 10, 1992. A Motion for an Undertaking for Costs Pursuant to Section 11(e) of The Securities Act of 1933 was filed in the Northern District of Ohio but denied by the Court. A Motion to Dismiss the Complaint for failure to state a claim was filed February 1, 1994 on behalf of all defendants but was denied by the Court on August 29, 1994. As a result of the language contained in the Order, on September 29, 1994 a Motion to Limit the Scope of Plaintiffs' Requested Discovery was filed. That motion was granted, and all proceedings have been stayed pending a decision on all defendants' Motion for Summary Judgment filed on May 30, 1995. The Company intends to vigorously defend the claims.

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management ("IDEM") relating to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. These transportation activities occurred prior to the acquisition of such subsidiaries by the Company. IDEM is seeking to recover and/or allocate past costs of approximately $1.0 million as well as future costs associated with further site investigation and remediation activities, which costs could be substantial. Although a large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties, because the law assigns joint and several liability among the responsible parties, any one of them, including the Company's subsidiaries, could be assessed the entire cost of the remediation. Currently, no remedy has been selected. As such, the extent of any liability of any of the Company's subsidiaries is currently unknown; however, based upon information currently known to the Company, total site costs are currently anticipated to be within an estimated range of $14,800,000 to $16,800,000, provided that no groundwater remediation is necessary.

When the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, the Company accrued a liability of approximately $941,000 in the fourth quarter of 1995 relating to this matter and is included in the Condensed Consolidated Balance Sheets under the caption "Other noncurrent liabilities."

The Company's estimates are revised, as deemed necessary, as additional information becomes known. While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter the Company's expectations at any time, the Company does not anticipate that the amount of any such revisions will have a material adverse effect on operations or consolidated financial position.

In the ordinary course of conducting its business, the Company also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on its business and financial condition. The Company does not believe that such pending proceedings, individually, or in the aggregate, would have a material adverse effect on its business or its financial condition.

Note 6. Closure Costs and Post-Closure Monitoring Costs

The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio Environmental Protection Agency ("Ohio EPA") require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure monitoring costs for a period of up to 30 years after the landfill is closed.
As a result of the above-described requirements, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1995, the Company estimated that the total projected closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $29.9 million; however, in accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide approximately $32.7 million of financial assurances to the State of Ohio. At December 31, 1995 the Company had deposited approximately $5.1 million into trusts for the benefit of the Ohio EPA to fund the financial assurance requirements for its landfills. During the first six months of 1996 the Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities. As a result of using such insurance, the Company petitioned to receive the monies on deposit in the trust funds for these facilities. In June 1996, the Company received $2.5 million in trust fund deposits relating to the American landfill facility, and in July 1996, the Company received $.7 million in trust fund deposits relating to the Mahoning landfill facility. In April 1996 the Company deposited approximately $.3 million into a trust to fund a portion of the current financial assurance obligation for its East Liverpool landfill facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.



                  ____________________________________________
                  ____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of American Waste Services, Inc. and its subsidiaries. As used in this report, the terms "AWS" and "Company" mean American Waste Services, Inc. and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and related notes included in the Company's 1995 Annual Report to Shareholders.

Liquidity and Capital Resources
- -------------------------------

During the first six months of 1996, the Company generated sufficient financial resources from internal sources to meet operating needs, repay indebtedness and fund capital expenditure programs. During the first six months of 1996, cash provided from operations totaled $12.2 million compared with $7.1 million in the first six months of the prior year.

In December 1994 the Company entered into an $18 million unsecured revolving credit facility with two banks. Such facility provides for revolving credit loans during the first three years and/or term loans payable quarterly with a final maturity date no later than seven years from the date of the agreement.
At the end of the initial three-year term of the agreement, the Company must convert any outstanding revolving credit loans into term loans payable quarterly with a final maturity no later than four years from the date thereof. The agreement also provides for the issuance of letters of credit up to an aggregate amount of $10 million during the initial three-year term of the agreement.

Borrowings under the agreement bear interest at 3/8% above the prime rate or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 5/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount outstanding under the revolving credit facility at June 30, 1996 and December 31, 1995 was $-0- and $7.1 million, respectively. Additionally, the balance of letters of credit outstanding under the revolving credit facility at June 30, 1996 and December 31, 1995 was $8.0 million and $-0-, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities, as more fully described below.

During 1996 the Company's capital spending is expected to range from $15 million to $18 million, approximately $10.4 million of which was committed pursuant to contracts. During the first six months of 1996 capital spending totaled $9.3 million which was principally related to continued landfill development and expansion. Capital expenditures in 1996 will relate principally to landfill development, replacing equipment or acquiring additional equipment primarily to support the disposal operations, and engineering and construction costs related to regulatory compliance at the Company's landfills. Compliance with current and future regulatory requirements may require the

Company, as well as others in the waste management industry, from time to time to make significant capital and operating expenditures.

As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1995, the Company estimated that the total projected closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $29.9 million; however, in accordance with Ohio's financial assurance regulations, the Company estimated that it will be required to ultimately provide $32.7 million of financial assurances to the State of Ohio. At December 31, 1995 the Company had deposited approximately $5.1 million into trusts for the benefit of the Ohio Environmental Protection Agency ("Ohio EPA") to fund the financial assurance requirements for its landfills. During the first six months of 1996 the Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities. As a result of using such insurance, the Company petitioned to receive the monies on deposit in the trust funds for these facilities. In June 1996, the Company received $2.5 million in trust fund deposits relating to the American landfill facility, and in July 1996, the Company received $.7 million in trust fund deposits relating to the Mahoning landfill facility. In April 1996 the Company deposited approximately $.3 million into a trust to fund a portion of the current financial assurance obligation for its East Liverpool landfill facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

In May 1996, the Company's American landfill facility received its expansion permit which was originally applied for in February 1991. This permit increased the facility's disposal capacity to approximately 23 million cubic yards, thereby increasing the life of the landfill.

Management believes that cash provided from operations, the availability of working capital, the Company's unused portion of its revolving credit facility and the Company's ability to incur additional indebtedness will be, for the foreseeable future, sufficient to meet operating requirements, fund debt repayments, fund present capital expenditure programs and provide for financial assurance requirements of its disposal facilities.

Results of Operations
- ---------------------

Overall performance

Net operating revenues in the second quarter of 1996 declined 3% to $19.0 million compared with $19.6 million in the prior year's second quarter. Despite the decline in net operating revenues in the second quarter of 1996, the Company recorded net income of $1.1 million or $.04 per share compared to a loss of $2,000 or an earnings per share of zero for the second quarter of 1995. For the first six months of 1996, net operating revenues were $35.7 million compared with $42.5 million for the first six months of 1995. During the first six months of 1996, the Company recorded net income of $1.2 million, or $.04 per share, compared to net income of $.2 million, or $.01 per share, for the first six months of 1995. Net operating revenues and operating income for the Company's business segments were as follows (in thousands):


                                       Three Months Ended    Six Months Ended
                                             June 30,             June 30,
                                       ------------------    -----------------
                                         1996       1995      1996       1995
                                       --------   -------    -------   -------
Net operating revenues:
Integrated waste management and
 environmental services.............    $14,906   $15,270    $28,237   $34,436
Transportation of general and bulk
 commodities........................      3,040     3,383      6,136     6,786
Other businesses (1)................      1,100       944      1,369     1,274
                                        -------   -------    -------   -------
                                        $19,046   $19,597    $35,742   $42,496
                                        =======   =======    =======   =======
Operating income (2):
Integrated waste management and
 environmental services.............    $ 2,793   $ 1,393    $ 4,508   $ 3,223
Transportation of general and bulk
 commodities........................        113        33        147       150
Other businesses (1)................        251       127         38       (67)
                                        -------   -------    -------   -------
                                          3,157     1,553      4,693     3,306

Interest expense....................        (42)     (304)       (71)     (557)
Interest income.....................        106       163        221       318
General corporate expenses..........     (1,439)   (1,376)    (2,776)   (2,658)
                                        -------   -------    -------   -------
Income before income taxes..........    $ 1,782   $    36    $ 2,067   $   409
                                        =======   =======    =======   =======

(1)  Other businesses include the operation of a public golf course.

(2) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Performance in the Second Quarter of 1996 compared with the Second Quarter of
- -----------------------------------------------------------------------------
1995
- ----

Segment performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, decreased to $14.9 million in the second quarter of 1996 from $15.3 million in the second quarter of the prior year. The Company's disposal operations, including disposal brokerage, recorded increased net operating revenues in the second quarter of 1996 compared with the second quarter of the prior year primarily due to increased business of the disposal brokerage operations and increased disposal volumes at the Company's landfills. Net operating revenues of the technical environmental services businesses decreased during the second quarter of 1996 compared with the second quarter of 1995 primarily due to a decrease in engineering consulting services and laboratory business. Net operating revenues of the transportation operations for the second quarter of 1996 also decreased compared with the second quarter of the prior year primarily as a result of decreased levels of business.

Operating income of the integrated waste management and environmental services segment increased 50% to $2.8 million compared to $1.4 million for the prior year's quarter, primarily as a result of increased operating income of the disposal operations, the transportation operations, and the technical environmental services business. The increase in operating income of the disposal operations was primarily the result of lower operating costs of the Company's landfills and increased business of the disposal brokerage operations and, to a lesser extent, increased disposal volumes. The increase in operating income of the transportation operations was primarily the result of decreased depreciation and amortization and improved operating results of the transportation brokerage business. The technical environmental services businesses recorded nominal operating income for the second quarter of 1996 compared to an operating loss for the prior year quarter primarily as a result of decreased operating costs, including decreased depreciation and amortization expense.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $3.0 million in the second quarter of 1996 compared with $3.4 million in the second quarter of 1995. This business segment recorded operating income of $113,000 in the second quarter of 1996 compared to $33,000 in the second quarter of the prior year primarily as a result of lower operating costs.

Interest expense

Interest expense was $42,000 in the second quarter of 1996 compared to $304,000 in the second quarter of the prior year. The decrease was primarily attributed to a reduction in the amount of principal outstanding and lower weighted average interest rates. During the second quarter of 1996 interest costs totaling $53,000 were capitalized compared with $197,000 in the second quarter of the prior year.

General corporate expenses

General corporate expenses were $1.4 million in both the second quarter of 1996 and 1995.

Net income

The Company recorded net income of $1.1 million in the second quarter of 1996 compared with a net loss of $2,000 in the second quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 40% in the second quarter of 1996 compared to 44.5% in the prior year's first quarter, primarily as a result of a decline in the amortization of costs in excess of fair market value of net assets, which is a nondeductible item for tax purposes.

Performance in the First Six Months of 1996 compared with the First Six Months
- ------------------------------------------------------------------------------
of 1995
- -------

Segment Performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, decreased to $28.2 million for the first six months of 1996 from $34.4 million for the first six months of the prior year. The Company's disposal operations, including disposal brokerage, recorded lower net operating revenues in the first six months of 1996 compared with the first six months of the prior year primarily due to decreased business of the disposal brokerage operations during the first quarter of 1996 and a decline in the volume of waste accepted by the Company's landfills during the first quarter of 1996. Net operating revenues of the technical environmental services business decreased during the first six months of 1996 compared with the first six months of 1995 primarily due to a decrease in the remediation services business and, to a lesser extent, decreased revenues of the laboratory and engineering services. Net operating revenues of the transportation and transportation brokerage operations declined during the first six months of 1996 compared with the first six months of 1995, primarily as a result of decreased levels of business.

Operating income of the integrated waste management and environmental services segment was $4.5 million for the first six months of 1996 compared with $3.2 million for the first six months of the prior year. Operating income increased primarily as a result of lower amortization costs of the disposal operations, increased profitability of the disposal brokerage operations and lower operating costs, including decreased depreciation and amortization expenses of the transportation operations and technical environmental services businesses. The technical environmental services businesses had incurred an operating loss for the first six months of 1995.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $6.1 million in the first six months of 1996 compared with $6.8 million in the first six months of 1995. This business segment recorded operating income of $.1 million in the first six months of 1996 and 1995. The decrease in net operating revenue is primarily the result of transporting decreased volumes of general and bulk commodities.

Interest expense

Interest expense was $71,000 in the first six months of 1996 as compared with $557,000 in the first six months of 1995. The decrease was primarily attributed to a reduction in the amount of principal outstanding and lower weighted average interest rates. During the first six months of 1996 interest costs totaling $201,000 were capitalized compared with $474,000 in the first six months of the prior year.

General corporate expenses

General corporate expenses were $2.8 million in the first six months of 1996 compared with $2.7 million in the first six months of the prior year.

Net income

Net income of $1.2 million was recorded for the first six months of 1996 compared with net income of $.2 million for the first six months of the prior year primarily as a result of the foregoing. The provision for income taxes for the first six months of 1996 increased to $.8 million compared with $.2 million for the first six months of 1995 primarily due to an increase in income before income taxes, partially offset by a lower effective income tax rate. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 40% for the first six months of 1996 compared with 50% for the first six months of 1995. The effective tax rate decreased as a result of a decline in the amortization of costs in excess of fair market value of net assets, which is a nondeductible item for tax purposes.

Trends and uncertainties

In the ordinary course of conducting its business, the Company becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on its business and financial condition.

The Company is subject to extensive and evolving environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. As a result, the Company believes that costs associated with the engineering, construction, ownership and operation of landfills will increase in the future. Competitive factors may require the Company to absorb all or a portion of these increased expenses.

The federal government as well as numerous states and local governmental bodies are increasingly considering, proposing or enacting legislation to either restrict or impede disposal and/or transportation of waste. A significant portion of the Company's disposal and transportation revenues are derived from the disposal or transportation of out-of-state waste. All of the Company's landfills are located within the State of Ohio. Any regulation restricting or impeding the transportation of waste, the acceptance of out-of-state waste for disposal, or which levies significant taxes on the disposal of waste could have a significant negative effect on the Company.

Competitive pressures within the environmental industry continue to impact the financial performance of the Company's disposal, transportation and technical environmental services operations. Increases in additional disposal capacity within the industry and aggressive pricing strategies of certain competitors could result in a decline in disposal rates and/or disposal volumes. Additionally, the Company has experienced a continuing decline in the rates which customers are willing to pay for its technical environmental and transportation services because of market conditions and increasing competition. The Company believes that competitive pressures will continue to impact the future financial performance of its operations.

As previously disclosed, East Liverpool Landfill, Inc. ("ELLI") has determined that further development of the East Liverpool landfill cannot be economically justified at this time and, therefore, ELLI does not intend to make the significant capital investment necessary to develop this facility in the foreseeable future. As a result of the decision not to further develop the facility, the East Liverpool landfill has very limited airspace available for waste disposal, and effective July 1, 1996, the Company significantly reduced the quantity of waste accepted for disposal.

On March 1, 1995, the Company received a final Permit to Install ("PTI") from the Ohio EPA to upgrade the Mahoning landfill facility to comply with "best available technology" standards. The final PTI increases Mahoning Landfill, Inc.'s daily waste receipts limit to 2,500 tons per day from 1,500 tons per day and, upon construction, significantly increases the Mahoning landfill's total capacity. Pending and during construction of the facility in accordance with the final PTI, the Company has elected to reduce the operating levels at the Mahoning landfill as a result of operational and regulatory limitations. Although there can be no assurance, the Company expects sufficient construction to be completed and certified by the Ohio EPA by the end of 1996 so as to allow the Company to operate at or near its daily waste receipts limit. The actual quantity of waste received by the Mahoning landfill will depend upon, among other things, market conditions.

                   ________________________________________
                   ________________________________________

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On or about October 3, 1991, one shareholder owning 100 shares of stock brought suit against the Company and others on behalf of himself and a purported class of other shareholders in the United States District Court for the Southern District of New York. The suit alleges that the Company, the signatories to the registration statements filed with the Securities and Exchange Commission during October 1990, and the Company's underwriters violated federal securities laws in connection with the Company's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failure to disclose allegedly material information concerning the nature of the Company's market; the size of the Company's market; the Company's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making the Company especially vulnerable to local conditions and competition; the Company's failure to set forth the present and imminent competition; and the Company's growth. The Plaintiff seeks damages in an unspecified amount alleged to have arisen in part from the decline in the price of the Company's stock following the public offering, and rescission. The Court has not yet determined whether the suit will proceed as a class action.

     A timely Answer was filed on behalf of all defendants and a Motion to Transfer Venue to the Northern District of Ohio was granted on June 10, 1992. A Motion for an Undertaking for Costs Pursuant to Section 11(e) of The Securities Act of 1933 was filed in the Northern District of Ohio but denied by the Court. A Motion to Dismiss the Complaint for failure to state a claim was filed February 1, 1994 on behalf of all defendants but was denied by the Court on August 29, 1994. As a result of the language contained in the Order, on September 29, 1994 a Motion to Limit the Scope of Plaintiffs' Requested Discovery was filed. That motion was granted, and all proceedings have been stayed pending a decision on all defendants' Motion for Summary Judgment filed on May 30, 1995. The Company intends to vigorously defend the claims.

     In addition, reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of other legal proceedings.

Item 2.  Changes in Securities

     None

Item 3.  Defaults upon Senior Securities

     None

Item 4.  Submission of Matters to a Vote of Security Holders

     The Company's Annual Meeting of Shareholders was held on April 30, 1996; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              The Company filed a Form 8-K on May 20, 1996 to report an expansion permit issued to the Company's American landfill facility.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN WASTE SERVICES, INC.
                                  (Registrant)



Date:    August 9, 1996           By:   /s/ Timothy C. Coxson
     ------------------------        --------------------------------------
                                  Timothy C. Coxson, Executive Vice President,
                                  Finance, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)