Form 10-Q
period 1996-09-30
AMERICAN WASTE SERVICES INC
filed 1996-11-12
CIK 866730

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

               For the quarterly period ended September 30, 1996

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

The registrant had 25,015,615 shares of its Class A Common Stock and 5,126,743 shares of its Class B Common Stock outstanding as of November 1, 1996.

==============================================================================

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

  Condensed Consolidated Statements of Operations for the Three and Nine
  Months Ended September 30, 1996 and 1995 (Unaudited)......................  3

  Condensed Consolidated Balance Sheets at September 30, 1996 and
  December 31, 1995 (Unaudited).............................................  4

  Condensed Consolidated Statements of Cash Flows for the Nine
  Months Ended September 30, 1996 and 1995 (Unaudited)......................  5

  Notes to Condensed Consolidated Financial Statements (Unaudited)..........  6

  Item 2. ManagementOs Discussion and Analysis of Financial
          Condition and Results of Operations...............................  9


PART II.  OTHER INFORMATION

  Item 1. Legal Proceedings................................................  16

  Item 2. Changes in Securities............................................  17

  Item 3. Defaults upon Senior Securities..................................  17

  Item 4. Submission of Matters to a Vote of Security Holders..............  17

  Item 5. Other Information................................................  17

  Item 6. Exhibits and Reports on Form 8-K.................................  17

SIGNATURE..................................................................  18

                         PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands exept for per share amounts)


                                         Three Months Ended   Nine Months Ended
                                            September 30,       September 30,
                                         ------------------   -----------------
                                            1996     1995       1996     1995
                                         ---------  -------   -------  --------

Net operating revenues.................   $22,317   $21,078   $58,059   $63,574

Cost and expenses:
Cost of operations.....................    17,371    17,736    46,237    54,233
Adjustment for closure and post-closure
 monitoring costs......................        --     9,165        --     9,165
Selling, general and administrative
 expense...............................      3,051    2,535     8,187     7,963
                                          --------  -------   -------   -------
Income (loss) from operations..........      1,895   (8,358)    3,635    (7,787)

Other income (expense):
Interest expense.......................        (47)    (224)     (118)     (781)
Other income, net......................        147      197       545       592
                                          --------  -------   -------   -------
Income (loss) before income taxes......      1,995   (8,385)    4,062    (7,976)
Provision (benefit) for income taxes...        717   (2,797)    1,544    (2,592)
                                          --------  -------   -------   -------
Net income (loss)......................   $  1,278  $(5,588)  $ 2,518   $(5,384)
                                          ========  =======   =======   =======
Net income (loss) per share............   $    .04  $  (.19)  $   .08   $  (.18)
                                          ========  =======   =======   =======
Weighted average shares outstanding
 (Note 2)..............................     30,313   30,073    30,251    29,967
                                          ========  =======   =======   =======

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

                                                                                 September 30,        December 31,
                                                                                     1996                 1995
                                                                                  --------             --------
Assets
------
Current assets:
 Cash and cash equivalents..................................................      $  6,347             $  5,186
 Accounts receivable, net...................................................        13,116               14,481
 Refundable income taxes....................................................            --                5,519
 Prepaid expenses and other current assets..................................         3,328                3,122
                                                                                  --------             --------
  Total current assets......................................................        22,791               28,308

 Properties and equipment, less accumulated depreciation
  and amortization of $44,485 in 1996 and $40,891 in 1995...................        88,377               78,636
 Deposits...................................................................         2,285                5,117
 Costs in excess of fair market value of net assets of acquired
  businesses, net...........................................................         3,236                3,365
 Other assets, net..........................................................           296                  310
                                                                                  --------             --------
  Total assets..............................................................      $116,985             $115,736
                                                                                  ========             ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt..........................................      $    301             $    358
 Accounts payable...........................................................         8,887                5,970
 Accrued payroll and other compensation... .................................         1,362                  920
 Accrued income taxes.......................................................         1,595                  166
 Other accrued taxes........................................................         1,517                1,804
 Other liabilities and accrued expenses.....................................         2,172                2,959
                                                                                  --------             --------
  Total current liabilities.................................................        15,834               12,177

 Long-term debt.............................................................         3,314                8,748
 Deferred income taxes......................................................         6,399                6,559
 Accrued closure costs and post-closure monitoring costs ...................        18,825               18,519
 Other noncurrent liabilities...............................................         2,285                2,488

 Shareholders' equity (Note 3):
 Preferred stock, no par value..............................................            --                   --
 Class A Common Stock, no par value.........................................        63,701               63,136
 Class B Common Stock, no par value.........................................           781                  781
 Retained earnings..........................................................         6,026                3,508
 Treasury Stock, Class B Common Stock, at cost..............................          (180)                (180)
                                                                                  --------             --------
  Total shareholders' equity................................................        70,328               67,245
                                                                                  --------             --------
  Total liabilities and shareholders' equity................................      $116,985             $115,736
                                                                                  ========             ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                        Nine Months Ended
                                                                                           September 30,
                                                                                  -----------------------------
                                                                                     1996                 1995
                                                                                  --------             --------
Operating activities:
 Net income (loss)..........................................................      $  2,518              $(5,384)
 Reconciliation of net income to cash provided by operating activities:
   Depreciation and amortization............................................         5,244                6,602
   Provision for accrued closure costs and
    post-closure monitoring costs...........................................           492               10,017
   Provision for deferred income taxes......................................          (160)                  --
   Provision for losses on accounts receivable..............................           164                  448
   Gain on sales of fixed assets............................................          (117)                  (8)
   Changes in assets and liabilities:
     Decrease in accounts receivable........................................         1,201                4,823
     Increase in prepaid expenses and other current assets..................          (206)              (1,384)
     (Increase) decrease in refundable income taxes.........................         5,519               (3,037)
     Increase in other assets...............................................           (17)                  (3)
     Increase in accounts payable...........................................         2,917                  871
     Increase (decrease) in accrued payroll and other compensation..........           442                 (606)
     Increase (decrease) in accrued income taxes............................         1,429                  (74)
     Decrease in other accrued taxes........................................          (287)                (262)
     Decrease in other liabilities and accrued expenses.....................          (222)                (882)
     Decrease in accrued closure costs and post-closure
       monitoring costs.....................................................          (186)                  --
     Decrease in other noncurrent liabilities...............................          (203)                (235)
                                                                                  --------             --------
     Net cash provided by operating activities..............................        18,528               10,886
                                                                                  --------             --------
Investing activities:
 Capital expenditures.......................................................       (15,635)              (7,757)
 Proceeds from sales of fixed assets........................................           927                   22
 (Increase) decrease in deposits, net.......................................         2,832               (1,412)
                                                                                  --------             --------
     Net cash used in financing activities..................................       (11,876)              (9,147)
                                                                                  --------             --------
Financing activities:
 Proceeds from sale of common stock.........................................            --                    6
 Proceeds from issuance of long-term debt...................................         2,000                1,366
 Repayments of long-term debt...............................................        (7,491)              (4,220)
                                                                                  --------             --------
     Net cash used in investing activities..................................        (5,491)              (2,848)
                                                                                  --------             --------
Increase (decrease) in cash and cash equivalents............................         1,161               (1,109)
Cash and cash equivalents at beginning of year..............................         5,186                7,347
                                                                                  --------             --------
Cash and cash equivalents at end of period..................................      $  6,347             $  6,238
                                                                                  ========             ========

See accompanying notes to condensed consolidated financial statements.

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1996

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 1996, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income Per Share

Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding each period which amounted to 30,313,000 and 30,073,000 in the third quarter of 1996 and 1995, respectively, and 30,251,000 and 29,967,000 in the first nine months of 1996 and 1995, respectively. Common equivalent shares, which represent shares issuable upon the exercise of outstanding stock options, totaled 171,000 and 158,000 in the third quarter of 1996 and 1995, respectively, and 156,000 and 53,000 in the first nine months of 1996 and 1995, respectively.

Note 3. Shareholders' Equity

The Company sponsors a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code (the "Plan").
During February 1996, the Company issued 225,874 shares of Class A Common Stock to the Plan to satisfy its liability of $565,000 for 1995 Company contributions.

Note 4. Debt

At September 30, 1996 the Company had $2 million in borrowings and $8 million in letters of credit outstanding under its $18 million revolving credit facility. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure costs and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities. (See Note 6. Closure Costs and Post-Closure Monitoring Costs.)

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

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management ("IDEM") relating to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. These transportation activities occurred prior to the acquisition of such subsidiaries by the Company. IDEM is seeking to recover and/or allocate past costs of approximately $1.0 million as well as future costs associated with further site investigation and remediation activities, which costs could be substantial. Although a large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties, because the law assigns joint and several liability among the responsible parties, any one of them, including the Company's subsidiaries, could be assessed the entire cost of the remediation. Currently, no remedy has been selected. As such, the extent of any liability of any of the Company's subsidiaries is currently unknown.

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

Note 6. Closure Costs and Post-Closure Monitoring Costs

The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio Environmental Protection Agency ("Ohio EPA") require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure monitoring costs for a period of up to 30 years after the landfill is closed.
As a result of the above-described requirements, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1995, the Company estimated that the total projected closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $29.9 million; however, in accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide approximately $32.9 million of financial assurances to the State of Ohio. At December 31, 1995 the Company had deposited approximately $5.1 million into trusts for the benefit of the Ohio EPA to fund the financial assurance requirements for its landfills. During the first nine months of 1996 the Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities. As a result of using such insurance, in June 1996, the Company received $2.5 million from its trust fund deposits relating to the American landfill facility, and in July 1996, the Company received $.7 million from its trust fund deposits relating to the Mahoning landfill facility. In April 1996 the Company deposited approximately $.3 million into a trust to fund a portion of the current financial assurance obligation for its East Liverpool landfill facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.


                  --------------------------------------------
                  --------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

During the first nine months of 1996, the Company generated sufficient financial resources from internal sources and external sources to meet operating needs, repay indebtedness and fund capital expenditure programs. During the first nine months of 1996, cash provided from operations totaled $18.5 million compared with $10.9 million in the first nine months of the prior year.

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

Borrowings under the agreement bear interest at 3/8% above the prime rate or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 5/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount outstanding under the revolving credit facility at September 30, 1996 and December 31, 1995 was $2 million and $7.1 million, respectively. Additionally, the balance of letters of credit outstanding under the revolving credit facility at September 30, 1996 and December 31, 1995 was $8.0 million and $-0-, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities, as more fully described below.

During 1996 the Company's capital spending is expected to range from $17 million to $19 million, approximately $10.4 million of which was committed pursuant to contracts. During the first nine months of 1996 capital spending totaled $15.6 million which was principally related to continued landfill development and expansion. Capital expenditures in 1996 relate principally to landfill development, replacing equipment or acquiring additional equipment primarily to support the disposal operations, and engineering and construction costs related to regulatory compliance at the Company's landfills. Compliance with current and future regulatory requirements may require the

Company, as well as others in the waste management industry, from time to time to make significant capital and operating expenditures.

As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1995, the Company estimated that the total projected closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $29.9 million; however, in accordance with Ohio's financial assurance regulations, the Company estimated that it will be required to ultimately provide $32.9 million of financial assurances to the State of Ohio. At December 31, 1995 the Company had deposited approximately $5.1 million into trusts for the benefit of the Ohio Environmental Protection Agency ("Ohio EPA") to fund the financial assurance requirements for its landfills. During the first nine months of 1996 the Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities. As a result of using such insurance, in June 1996, the Company received $2.5 million from its trust fund deposits relating to the American landfill facility, and in July 1996, the Company received $.7 million from its trust fund deposits relating to the Mahoning landfill facility. In April 1996 the Company deposited approximately $.3 million into a trust to fund a portion of the current financial assurance obligation for its East Liverpool landfill facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

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

Results of Operations
---------------------

Overall performance

Net operating revenues in the third quarter of 1996 increased 6% to $22.3 million from $21.1 million in the prior year's third quarter. During the third quarter of 1996 the Company recorded net income of $1.3 million or $.04 per share compared to a net loss of $5.6 million or $.19 per share for the third quarter of 1995. For the first nine months of 1996, net operating revenues were $58.1 million compared with $63.6 million for the first nine months of 1995. During the first nine months of 1996, the Company recorded net income of $2.5 million, or $.08 per share, compared to a net loss of $5.4 million, or $.18 per share, for the first nine months of 1995. Net operating revenues and operating income for the Company's business segments were as follows (in thousands):



                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       ------------------    -----------------
                                         1996      1995        1996      1995
                                       -------    -------    -------   -------
Net operating revenues:
Integrated waste management and
 environmental services.............   $17,848    $16,722    $46,085   $51,158
Transportation of general and bulk
 commodities........................     2,948      2,889      9,084     9,674
Other businesses (1)................     1,521      1,467      2,890     2,742
                                       -------    -------    -------   -------
                                       $22,317    $21,078    $58,059   $63,574
                                       =======    =======    =======   =======

Operating income (loss) (2):
Integrated waste management and
 environmental services.............   $ 2,864    $(7,435)   $ 7,372   $(4,211)
Transportation of general and bulk
 commodities........................       136         23        283       173
Other businesses (1)................       467        381        505       314
                                       -------    -------    -------   -------
                                         3,467     (7,031)     8,160    (3,724)

Interest expense....................       (47)      (224)      (118)     (781)
Interest income.....................        88        174        309       492
General corporate expenses..........    (1,513)    (1,304)    (4,289)   (3,963)
                                       -------    -------    -------   -------
Income (loss) before income taxes...   $ 1,995    $(8,385)   $ 4,062   $(7,976)
                                       =======    =======    =======   =======

(1)  Other businesses include the operation of a public golf course.

(2) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Performance in the Third Quarter of 1996 compared with the Third Quarter of 1995
--------------------------------------------------------------------------------


Segment performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, increased to $17.8 million in the third quarter of 1996 from $16.7 million in the third quarter of the prior year. The Company's technical environmental services businesses recorded increased net operating revenues in the third quarter of 1996 compared with the third quarter of the prior year primarily as a result of increased engineering, consulting and remediation services. Net operating revenues of the transportation operations decreased during the third quarter of 1996 compared with the third quarter of 1995 primarily due to a decrease in transportation revenues associated with hazardous waste. Net operating revenues of the disposal operations, including disposal brokerage, were flat for the third quarter of 1996 compared with the third quarter of the prior year.

The integrated waste management and environmental services segment recorded operating income of $2.9 million in the third quarter of 1996 compared to an operating loss of $7.4 million in the prior year quarter. The operating loss in the third quarter of the prior year was primarily the result of a $9.2 million charge for closure and post-closure monitoring costs recorded by the disposal group. Excluding the effect of the charge in the prior year quarter, the increase in operating income of the disposal operations was primarily the result of lower operating costs of the Company's landfills and, to a lesser extent, increased disposal volumes. The increase in operating income of the transportation operations and technical environmental services businesses was primarily the result of lower operating costs, including decreased depreciation and amortization. The technical environmental services businesses had recorded an operating loss in the third quarter of 1995.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $2.9 million in both the third quarter of 1996 and 1995. Operating income increased to $136,000 in the third quarter of 1996 from $23,000 in the third quarter of the prior year primarily as a result of lower operating costs.

Interest expense

Interest expense was $47,000 in the third quarter of 1996 compared to $224,000 in the third quarter of the prior year. The decrease was primarily attributed to a reduction in the amount of principal outstanding and lower weighted average interest rates. During the third quarter of 1996 interest costs totaling $37,000 were capitalized compared with $253,000 in the third quarter of the prior year.

General corporate expenses

General corporate expenses were $1.5 million in the third quarter of 1996 compared to $1.3 million in the prior year quarter. This increase is primarily attributed to performance based compensation.

Net income

The Company recorded net income of $1.3 million in the third quarter of 1996 compared with a net loss of $5.6 million in the third quarter of the prior year primarily as a result of the foregoing. The provision for income taxes for the third quarter of 1996 was $.7 million compared with an income tax benefit of $2.8 million for the third quarter of 1995. The Company's overall effective tax rate, including the effect of state income tax provisions, was 35.9% in the third quarter of 1996 compared to 33.4% in the prior year's third quarter. The change in the effective tax rate was primarily as a result of a decline in the amortization of costs in excess of fair market value of net assets, which is a nondeductible item for tax purposes.

Performance in the First Nine Months of 1996 compared with the First Nine Months
--------------------------------------------------------------------------------
of 1995
-------

Segment Performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, decreased to $46.1 million for the first nine months of 1996 from $51.2 million for the first nine months of the prior year. The Company's disposal operations, including disposal brokerage, recorded lower net operating revenues in the first nine months of 1996 compared with the first nine months of the prior year primarily due to decreased business of the disposal brokerage operations and a decline in the volume of waste accepted by the Company's landfills. Net operating revenues of the technical environmental services business decreased during the first nine months of 1996 compared with the first nine months of 1995 primarily due to a decrease in remediation services and, to a lesser extent, decreased revenues of the laboratory and engineering services. Net operating revenues of the transportation and transportation brokerage operations declined during the first nine months of 1996 compared with the first nine months of 1995, primarily as a result of decreased levels of business.

Operating income of the integrated waste management and environmental services segment was $7.4 million for the first nine months of 1996 compared with an operating loss of $4.2 million for the first nine months of the prior year. The operating loss incurred in the first nine months of 1995 was primarily the result of a $9.2 million charge for closure and post-closure monitoring costs recorded by the disposal group in the third quarter of 1995. Excluding the effect of the charge in the prior year, operating income increased primarily as a result of lower amortization costs of the disposal operations, improved operating margins associated with the disposal brokerage operations and decreased operating costs of the transportation operations and technical environmental services businesses, including lower depreciation and amortization expenses. The technical environmental services businesses had incurred an operating loss for the first nine months of 1995.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $9.1 million in the first nine months of 1996 compared with $9.7 million in the first nine months of 1995. The decrease in net operating revenue is primarily the result of transporting decreased volumes of general and bulk commodities. Operating income increased to $.3 million in the first nine months of 1996 from $.2 million in the first nine months of 1995 primarily as a result of lower operating expenses.

Interest expense

Interest expense was $118,000 in the first nine months of 1996 compared to $781,000 in the first nine months of 1995. The decrease was primarily attributed to a reduction in the amount of principal outstanding and lower weighted average interest rates. During the first nine months of 1996 interest costs totaling $238,000 were capitalized compared with $727,000 in the first nine months of the prior year.

General corporate expenses

General corporate expenses were $4.3 million in the first nine months of 1996 compared with $4 million in the first nine months of the prior year. This increase is primarily attributed to increased performance based compensation.

Net income

Net income of $2.5 million was recorded for the first nine months of 1996 compared with a net loss of $5.4 million for the first nine months of the prior year primarily as a result of the foregoing. The provision for income taxes for the first nine months of 1996 was $1.5 million compared with an income tax benefit of $2.6 million for the first nine months of 1995. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 38% for the first nine months of 1996 compared with 32.5% for the first nine months of 1995. The change in the effective tax rate was primarily a result of a decline in the amortization of costs in excess of fair market value of net assets, which is a nondeductible item for tax purposes.

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

During the third quarter of 1996, the Company, through newly organized subsidiaries, started collection operations for commercial and industrial waste with the intent to begin residential collection in the near future. The Company initially intends to target the local markets in which the Company's American and Mahoning landfills are located.

The Company recently completed the construction of a landfill gas extraction facility at its American landfill and began production in September 1996. In November 1996 the Company entered into a contract for the sale of all of the landfill gas, the principal component of which is methane. The production and sale of the landfill gas is expected to entitle the Company to qualify for tax credits from the production of fuel from a nonconventional source. These tax credits, which under current legislation expire at the end of 2007, could significantly reduce the Company's overall effective tax rate.

As a result of East Liverpool Landfill, Inc.'s ("ELLI") decision not to further develop its facility, the East Liverpool landfill has very limited airspace available for waste disposal, and effective July 1, 1996, ELLI significantly reduced the quantity of waste accepted for disposal.

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

     In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management ("IDEM") relating to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. These transportation activities occurred prior to the acquisition of such subsidiaries by the Company. IDEM is seeking to recover and/or allocate past costs of approximately $1.0 million as well as future costs associated with further site investigation and remediation activities, which costs could be substantial. Although a large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties, because the law assigns joint and several liability among the responsible parties, any one of them, including the Company's subsidiaries, could be assessed the entire cost of the remediation. Currently, no remedy has been selected. As such, the extent of any liability of any of the Company's subsidiaries is currently unknown.

     In addition, reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1995 for a description of other legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN WASTE SERVICES, INC.
                              (Registrant)



Date: 11/12/96                By:      /s/ Timothy C. Coxson
     ----------------------      -------------------------------------------
                              Timothy C. Coxson, Executive Vice President,
                              Finance, Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer
                              and Duly Authorized Officer)