Form 10-K
period 1996-12-31
AMERICAN WASTE SERVICES INC
filed 1997-03-26
CIK 866730

                                     1996
================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                        ______________________________

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1996

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 1-10599
                        ______________________________

                         AMERICAN WASTE SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                  Ohio                                 34-1602983
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

     One American Way, Warren, Ohio                    44484-5555
(Address of principal executive offices)               (Zip Code)

      Registrant's telephone number, including area code:  (330) 856-8800

          Securities registered pursuant to Section 12(b) of the Act:

                                                           Name of Each Exchange
        Title of Each Class                                 on Which Registered
        -------------------                                ---------------------
Class A Common Stock, no par value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                       -------     -------

The aggregate market value of Class A Common Stock of the registrant held by non-affiliates on February 3, 1997 was $45.2 million. Assuming that the market value of the Company's Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock of the registrant held by non-affiliates on February 3, 1997 was $.4 million. The registrant had 25,298,423 shares of its Class A Common Stock and 5,126,743 shares of its Class B Common Stock outstanding as of March 3, 1997.

                      Documents Incorporated by Reference

1. Portions of American Waste Services, Inc. Annual Report to Shareholders for the year ended December 31, 1996 (Parts I and II of Form 10-K).
2. Portions of American Waste Services, Inc. Proxy Statement dated March 21, 1997 (Part III of Form 10-K).

================================================================================

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
                       _________________________________


As used in this report, the terms "AWS," "Company," and "Registrant" mean American Waste Services, Inc. and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise.

                       _________________________________

                               TABLE OF CONTENTS

Part I
                                                                                                                                Page

                                                                                                                                ----


 Item 1.     Business.........................................................................................................     1

 Item 2.     Properties.......................................................................................................    12

 Item 3.     Legal Proceedings................................................................................................    13

 Item 4.     Submission of Matters to a Vote of Security Holders..............................................................    14


 Executive Officers of the Registrant.........................................................................................    14


Part II
 Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters........................................    15

 Item 6.     Selected Financial Data..........................................................................................    15

 Item 7.     Management's Discussion and Analysis of Financial Condition and Results
             of Operations....................................................................................................    15

 Item 8.     Financial Statements and Supplementary Data......................................................................    15

 Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure.............................................................................................    15


Part III
 Item 10.    Directors and Executive Officers of the Registrant...............................................................    16

 Item 11.    Executive Compensation...........................................................................................    17

 Item 12.    Security Ownership of Certain Beneficial Owners and Management...................................................    17

 Item 13.    Certain Relationships and Related Transactions...................................................................    17



Part IV
 Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................................................    18


Signatures....................................................................................................................    20


                      Note on Incorporation by Reference

Throughout this report various information and data are incorporated by reference from the Company's 1996 Annual Report to Shareholders (hereinafter referred to as the "Annual Report to Shareholders"). Any reference in this report to disclosures in the Annual Report to Shareholders shall constitute incorporation by reference of that specific material into this Form 10-K.

                                    PART I

ITEM 1.  BUSINESS

General
-------

  The Company was incorporated in Ohio in August 1988 under the name American Acquisition Corporation. In March 1990, the name of the Company was changed to American Waste Services, Inc.

  In December 1989, after the Company obtained the approval of the Ohio Environmental Protection Agency (the "Ohio EPA") for the transfer of ownership, the Company acquired the stock of what is now American Landfill, Inc., a nonhazardous waste disposal facility. In January 1990, the Company acquired AWMS, Inc., a hazardous and nonhazardous waste brokerage and management business; Envirco Transportation, Inc., a hazardous and nonhazardous waste transporter; Envirco Transportation Management, Inc., a waste transportation brokerage and management business; and DartAmericA, Inc., a hazardous and nonhazardous waste transporter and common carrier.

  In October 1990 the Company acquired its environmental consulting, laboratory and remediation companies: Earth Sciences Consultants, Inc., Antech Ltd., and AWS Remediation, Inc. (formerly known as CRS, Inc.). These technical environmental firms are referred to collectively as the "Earth Sciences Companies."

  In January 1992, following the Ohio EPA's approval, the acquisition of Mahoning Landfill, Inc. ("MLI"), a nonhazardous solid waste disposal facility, was consummated. Since January 1990, the Company had managed the facility pending approval by the Ohio EPA of the transfer of ownership.

  In March 1993, the Company through East Liverpool Landfill, Inc. ("ELLI") acquired the East Liverpool landfill, a nonhazardous solid waste disposal facility, from the City of East Liverpool, Ohio (the "City"). Since February 1990, ELLI had operated the East Liverpool landfill pending approval by the Ohio EPA of the transfer of ownership and issuance of a Permit To Install ("PTI").

  During the third quarter of 1996, the Company, through newly organized subsidiaries, American Waste, Inc., American Waste of Mahoning Valley, Inc., and America Waste of Northeast Ohio, Inc., started commercial collection operations with the intent to begin residential collection in the future.

  The Company's primary business segment provides integrated waste management and environmental services, including disposal, collection, technical, transportation and disposal brokerage and management services, to industrial, commercial, municipal and governmental customers primarily in selected eastern and midwestern U. S. markets. The Company's principal activities include the operation of nonhazardous solid waste landfills in Ohio for the disposal of special waste and municipal solid waste; transportation of hazardous and nonhazardous waste; transportation and disposal brokerage and management services; collection services; and environmental engineering, site assessment, analytical laboratory and remediation services. The Company, as part of its transportation business, also operates a second business segment: a common carrier of general and bulk commodities within the United States and several provinces of Canada. See "Business Segment Information" on page 23 of Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments.

Waste Disposal Services
-----------------------

  It is the Company's policy to make its landfills available, on a priority basis: first, for waste generated by the local communities in which its landfills are located; and second, for the state's disposal needs. Any remaining capacity is utilized for out-of-state waste. The Company believes this policy has enabled it to maintain good relations with the communities in which its landfills operate and governmental authorities. During 1996, 1995, and 1994 approximately 78%, 66% and 65%, respectively, of the waste received by its landfills was generated in the State of Ohio.

  The Company's landfills accept municipal solid waste and special waste for disposal. Special waste is waste material that is neither refuse nor garbage, nor hazardous waste. Special waste includes continuously generated material such as nonhazardous industrial waste products (including those produced by air and water pollution control processes), combustion ashes, and industrial and municipal sludges. The

Company also considers material removed from a site as part of a remediation project (such as asbestos or soils contaminated with petroleum or certain other chemicals), tires and demolition debris as special waste. Special waste does not require the extensive and costly treatment and sealed containment required for hazardous waste. Proper transportation, treatment and disposal of special waste does, however, require the technical expertise to determine that the material is in fact nonhazardous, because the failure to accurately identify the waste can expose the generator and the waste disposal facility to substantial liability. The Company relies on its management and other key personnel, with their professional and technical backgrounds, in both the nonhazardous and hazardous waste industry, to provide this technical expertise.

Facilities

  The Company, through wholly owned subsidiaries, owns three nonhazardous solid waste disposal facilities in Ohio operated by American Landfill, Inc. ("ALI"), Mahoning Landfill, Inc. ("MLI"), and East Liverpool Landfill, Inc. ("ELLI"). ALI also owns and operates the Company's tire monofill and the Company's liquid solidification facility which has the capacity to accept and properly solidify in excess of 50,000 gallons per day of nonhazardous liquid wastes. Following is information as to the location, approximate total property acres, permitted facility acres and currently permitted daily waste receipt limits of the Company's disposal facilities.

                                                        Total    Permitted  Permitted Daily
                                                       Property  Facility        Waste
     Landfill                         Location          Acres      Acres     Receipt Limit
     --------                         --------         --------  ---------  ---------------

American Landfill               Waynesburg, Ohio            870        510    8,000  tons
Tire Monofill                   Waynesburg, Ohio             80         80      492  tons
Mahoning Landfill               New Springfield, Ohio       200        120    2,500  tons
East Liverpool Landfill         East Liverpool, Ohio        200        150    1,500  tons

  In May 1996, ALI received an expansion permit that increased the disposal capacity of the landfill to approximately 23 million cubic gross air yards, thereby significantly increasing the life of the landfill. During 1996, 1995 and 1994 ALI operated, on average, at approximately 52%, 50% and 52%, respectively, of its permitted daily waste receipt limit. Municipal solid waste represented approximately 60%, 54% and 56%, respectively, and special waste represented approximately 40%, 46% and 44%, respectively, of the total volume of waste disposed of at ALI during 1996, 1995 and 1994.

  Under Ohio law and related regulations, whole scrap tires as well as shredded scrap tires are no longer permitted to be disposed of in sanitary landfills. In August of 1992, the Ohio EPA issued to ALI, Ohio's first PTI for a tire monofill. ALI, which acquired tire shredding and related equipment, began operating the tire monofill in January 1995. The tire monofill, which is located adjacent to the American landfill, has a permitted daily capacity of 492 tons and is expected to have the capacity to dispose in excess of 75 million shredded tires.

  The Company completed construction of a landfill gas extraction facility at its American landfill and began production in September 1996. The production and sale of the landfill gas is expected to entitle the Company to quality for tax credits from the production of fuel from a nonconventional source.

   On March 1, 1995, the Company received a final Permit to Install ("PTI") from the Ohio EPA to upgrade the Mahoning landfill facility to comply with "best available technology" standards. The final PTI increased Mahoning Landfill, Inc.'s daily waste receipts limit to 2,500 tons per day from 1,500 tons per day and increased the Mahoning landfill's total capacity to approximately 10 million cubic gross air yards. In 1994 MLI operated, on average, at approximately 49% of its permitted daily waste receipt limit of 1,500 tons per day. In 1996 and 1995 MLI operated, on average, at approximately 21% and 20%, respectively, of its permitted daily waste receipt limit of 2,500 tons per day.

  In light of market conditions, regulatory requirements and other business factors, in 1995 ELLI determined that the significant capital investment necessary to develop the East Liverpool landfill facility in the foreseeable future was not economically justified. Although this facility has permitted capacity of approximately 13.7 million cubic gross air yards, as a result of the decision not to further develop the facility in the foreseeable future, it has very limited airspace currently available for waste disposal. The Company significantly reduced the quantity of waste accepted for disposal commencing in July 1996. In 1995 and 1994 the East Liverpool landfill operated, on average, at approximately 28% and 32%, respectively, of its current permitted daily waste receipt limit. Both municipal solid waste and special waste are disposed of at the East Liverpool landfill.

  The Company estimates that the remaining permitted disposal capacity of its facilities is approximately 31.9 million cubic gross air yards. Such overall disposal capacity does not include approximately 13.6 million cubic gross air yards of permitted capacity at the Company's East Liverpool landfill which the Company does not intend to develop in the foreseeable future. The relationship of the compactability and weight of waste to the amount of air space utilized to dispose of the waste can vary significantly between different categories of waste which otherwise meet the Company's permits and disposal standards. As a result, the actual volume of waste (measured in either cubic yards or tons) that the Company is able to dispose of will depend upon the mix of waste accepted, its weight and compactability, operating practices and the airspace utilized by cover material. The Company does not have any guidelines respecting acceptance of waste based upon compactability and accepts all categories of waste which otherwise meet its permit and disposal standards.

Waste Disposal Operations
-------------------------

  The Company's landfill customers are charged a tipping fee for the waste disposed of at the facility. The volume of waste received by the Company's landfills is somewhat seasonal with generally greater amounts of waste received in the warmer months. Additionally, the volume of waste received by the Company's landfills is somewhat dependent on general economic conditions. Restrictions or impediments (including increased governmental fees) on the acceptance of waste could adversely affect the Company's disposal revenues.

  Waste Monitoring. Because waste generators remain liable for their waste both before and after disposal, they require assurances that their waste will be safely and properly transported, treated and disposed. To give customers this confidence, as well as to limit its own potential liability, the Company has instituted procedures designed to minimize the risks of improper handling or disposal of waste.

  Prior to acceptance of special waste for disposal, a potential customer must complete a detailed questionnaire setting forth the amount, chemical composition and any special characteristics for each separate waste to be disposed in a Company landfill. Representative samples of the waste are analyzed by a laboratory selected from a Company-approved list of state or federally certified laboratories. In some cases, additional samples will be taken for analysis by the Company. In addition, a Company representative generally inspects the process generating the waste, the location where the waste may be temporarily stored or the site of the remediation project producing the waste, and interviews representatives of the generator familiar with the waste. This inspection, along with the laboratory results, allows the Company to determine whether the waste is within acceptable parameters for disposal in its facilities, and if so, what special handling and treatment procedures must be instituted. If the waste is continuously generated, new representative samples are tested on a periodic basis.

  These procedures are important to both the Company and its customers since the key to proper handling of special waste is accurate identification. Hazardous waste which is not identified as such and thus improperly disposed can result in substantial liability to the waste generator and the disposal facility, and potentially to all other waste generators that have used the disposal site. Conversely, waste that could safely and legally be disposed of in a solid waste landfill but is instead sent to a hazardous waste facility for treatment and disposal will result in substantial and unnecessary expense to the generator.

  If the waste is identified as hazardous or requires special treatment that the Company is unable to provide, or contains levels of any of a large list of toxic or otherwise dangerous chemicals that the Company has determined are unacceptable for its facilities, the Company will not accept the waste for disposal at its facilities. American Waste Management Services, Inc. ("AWMS"), the Company's waste disposal brokerage subsidiary, can assist customers to direct wastes to alternative, approved treatment and disposal sites if those wastes cannot be accepted into a Company facility. Additionally, even if a waste is within acceptable parameters for disposal at its landfills, the Company's brokerage operations may direct the waste to an unaffiliated site better suited to a customer's location.

  The Company manages the transportation of substantially all special waste accepted for disposal in its facilities, by utilizing either the Company's transportation equipment or Company-approved carriers. See Item 1. "Transportation Services." Managing the transportation ensures the integrity and reliability of the transporter, verifies the type of waste loaded for delivery and regulates the flow of trucks into the landfills. The Company assigns a waste identification number to each special waste accepted for disposal in one of its facilities, and provides the customer with preprinted transportation manifests bearing such number. Each transportation manifest provides for certification by the waste generator that the waste delivered to the carrier conforms to the waste previously approved for disposal. The manifest is also signed by the carrier upon pickup and by the landfill upon delivery, and a signed copy is returned to the customer. Accordingly, each truckload of special waste can be traced from waste generator to disposal at the landfill, and the customer can be assured that its waste has been properly transported and disposed.

  At the landfills, the Company's employees visually inspect each truckload of special waste for any nonconformity with the waste identified by the waste number appearing on the manifest. In addition, periodic testing and analysis of waste on a random basis is performed. If it appears that the material in the truck does not conform to the specifications of the approved waste or is unacceptable for any other reason, the Company will not accept the waste for disposal.

  Residential and commercial garbage and refuse is delivered to the landfills for disposal either directly after collection, or in certain cases, from regional transfer stations. In addition, individuals will occasionally bring small loads of garbage or refuse to the facilities. Employees of the Company visually inspect all garbage and refuse at the landfill for any irregularities which would warrant further investigation or rejection.

  Cell preparation; Waste Disposal; Cell Closure. The Company disposes of special waste and municipal solid waste at its landfill facilities in a series of "cells", which it prepares by excavating earth to a layer of naturally present clay. This clay is highly impermeable and thus prevents liquids from seeping through the base of the landfill and mixing with the groundwater. ALI's, MLI's and ELLI's permits, as well as The United States Environmental Protection Agency's "Subtitle (D) Regulations," require the use of a composite liner system consisting of clay and synthetic materials and a leachate collection system in connection with the construction of new cells where no previous waste placement activities have occurred. Cell preparation procedures at the Company's disposal facilities shall comply with such requirements and their respective permits.

  The Company's employees direct trucks to deposit their waste at the "working face" of the currently operating cell where the waste is again inspected prior to special equipment spreading and compacting the deposited material into the cell. Most special waste and municipal solid waste is deposited upon its arrival at the landfill into the presently operating cell. Certain wastes, however, require special treatment and/or segregated disposal. For example, Ohio law prohibits solid waste landfills from accepting waste containing free liquids. ALI operates a solidification facility, under a special permit from the Ohio EPA, which solidifies liquid waste so that it can then be disposed of in the landfill. In addition, ALI currently operates, under a special permit from the Ohio EPA, single purpose cells for sealed containers of asbestos, which are disposed of using special procedures to avoid the release of fibers.

  At the end of each day, the Company covers the waste deposited in each cell with either a layer of earthen material, which applicable regulations require be at least six inches thick, or an approved synthetic daily cover. Use of synthetic daily cover provides more efficient utilization of disposal capacity. Once a portion of a landfill reaches its permitted capacity, or is otherwise closed, it is covered with clay, synthetic material, topsoil, other earthen materials and vegetation in accordance with applicable permits, licenses and regulations.

  In 1994, the Director of the Ohio EPA promulgated rules restricting the disposal of yard waste in sanitary landfills. In order to continue to provide yard waste management services to our customers, the Company operates a Class IV yard waste composting facility at its American landfill and has instituted yard waste restriction programs at all three landfill facilities.

  The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio EPA require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure monitoring costs for a period of up to 30 years after the landfill is closed. The Company estimates that such upgrading, which will be implemented over the life of the landfills as the Company closes presently operating cells and prepares new ones for use, will increase the expense of cell preparation to approximately $200,000-$300,000 per acre. The Company presently performs groundwater monitoring at all of its landfills in compliance with applicable law and regulations and requirements of regulatory agencies. See Item 1. "Environmental Regulations."

  As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1996, the Company estimates that the total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $31.2 million; however, in accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide $32.5 million of financial assurances to the State of Ohio
relating to such costs.   The Company utilizes insurance to satisfy the
financial assurance requirements for its American and Mahoning landfill facilities and utilizes a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility.

Transportation Services
-----------------------

General

  The Company transports waste and other products on behalf of customers within the United States and portions of Canada, and provides transportation brokerage and management services. The Company's transportation operations have the equipment and the expertise to transport virtually all types of waste and commodity products. In addition the Company provides intermodal transportation services.

  The Company estimates that approximately 7%, 7% and 10% of the net operating revenue of the integrated waste management and environmental services segment involved hauling waste to the Company's landfills during 1996, 1995 and 1994, respectively. The Company also transports hazardous waste to waste treatment and disposal facilities owned by third parties. In providing this service, the Company utilizes a variety of trucks, dump trailers, tankers and other equipment specially designed and constructed to transport hazardous waste. All drivers engaged in the transportation of hazardous waste for the Company have completed all training mandated by applicable governmental regulations. Each driver also attends safety meetings on approximately a quarterly basis and each possesses all required governmental certificates. The transportation of hazardous waste represented approximately 20%, 22% and 19% of the net operating revenue of the integrated waste management and environmental services business segment in 1996, 1995 and 1994, respectively. Carriers of hazardous waste can be held responsible under environmental laws and regulations for improper handling of such waste. See Item 1. "Environmental Regulations."

  As is the case with any transportation company, an increase in fuel prices may subject the Company to increased operating expenses, which the Company may not be able to pass on to its customers. Restrictions or impediments to the interstate transportation of waste or the acceptance of out-of-state waste for disposal at the Company's landfills could adversely affect the Company's transportation revenues.

DartAmericA, Inc. ("Dart")

  Through Dart and its subsidiaries, the Company is engaged in the transportation of waste and is a common carrier of both general and bulk commodities. Dart, which commenced operations in 1965, also engages in the brokerage of transportation.

  Dart is a fully licensed hazardous and nonhazardous waste carrier. Approximately 59%, 62% and 63% of the revenue generated by Dart in 1996, 1995 and 1994, respectively, related to the transportation of waste. Hazardous waste represented 66%, 66% and 65% of Dart's waste transportation revenues in 1996, 1995 and 1994, respectively.

  Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 41%, 38%, and 37% of its revenues in 1996, 1995 and 1994, respectively, from the transportation of bulk commodities, such as coal, salt, sand and ash, as well as steel products and heavy machinery. A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards. Carriers are liable for loss of or damage to goods entrusted to their care. Public liability and property damage insurance is compulsory.

  A majority of the truck power units, and a substantial number of the trailers, used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from the carriage. Most of the approximately 125-150 independent truckers who provide services for Dart have been doing so for a number of years. These independent truckers pay for fuel and all other expenses with the exception of insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart. Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart.
See Item 2. "Properties."

  Dart leases roll-off containers to customers which fill the containers with waste as it is generated. Using specially designed trailers, Dart periodically picks up and replaces the containers, which it transports to the Company's landfills or other approved facilities for disposal. As is the case with any waste accepted for disposal at a Company facility, the Company carefully monitors the waste deposited in the roll-off containers. See Item 1. "Waste Disposal Operations." All hazardous waste is transported by roll-off trailers, specialized tanker, van, dump or flatbed trailers to treatment and disposal facilities owned by third parties. See Item 2. "Properties."

Envirco Transportation, Inc. ("ETI")

  The Company's subsidiary, ETI, commenced its waste transportation operations in 1981. During 1994, ETI ceased operations. ETI was a fully licensed, specialized hazardous and nonhazardous waste transporter operating primarily in the regional markets of Ohio, Pennsylvania, West Virginia, Illinois, Kentucky, Michigan, and Indiana.

  For the year 1994 approximately 31% of ETI's transportation revenues related to waste classified as hazardous. The revenues related to special waste approximated 69%.

Envirco Transportation Management, Inc. ("ETMI")

  ETMI provides waste transportation brokerage and management services to a variety of customers. ETMI's operations are primarily engaged in securing transportation, through Dart or otherwise, for special waste destined for the Company's landfills. ETMI also arranges transportation of waste to other disposal sites which are better suited to the customer's location or which are equipped to accept and treat hazardous waste or other waste that the Company's landfills do not accept. The Company maintains lists of approved transporters, which it periodically reviews and updates, and the Company will only engage transporters that it believes are reliable and efficient in providing the services required in accordance with the Company's standards.

Collection Services
-------------------

  During the third quarter of 1996, the Company, through newly organized subsidiaries, American Waste, Inc., American Waste of Mahoning Valley, Inc., and America Waste of Northeast Ohio, Inc., started commercial collection operations with the intent to begin residential collection in the future. The Company initially intends to target local markets in which the Company's American and Mahoning landfills are located. The Company expects its collection operations to provide its disposal facilities with municipal solid waste which the Company's landfills may not otherwise receive.

Consulting, Analytical and Remedial Services
--------------------------------------------

  The Earth Sciences Companies provide a wide range of technical environmental services including environmental impact studies, landfill design, permitting, site assessments, waste management and minimization consulting, laboratory services, environmental site remediation and environmentally related construction activities including removal of underground storage tanks, remediating Superfund sites and conducting landfill closure and decommissioning. These companies also provide hazardous and nonhazardous waste management, groundwater remediation, and underground storage tank management. The Earth Sciences Companies are often engaged to perform a remedial investigation/feasibility study ("RI/FS"), which first entails performing a site assessment involving the gathering of samples from the contaminated site, followed by laboratory analysis to establish or verify the nature and extent of the contaminants. Alternative solutions to remedy the particular problem are then developed, evaluated and presented to the client. The Earth Sciences Companies are equipped to implement the mitigation and decontamination program then selected by the client and approved by the appropriate regulatory agency. In implementing such a program, the Earth Sciences Companies may employ the Company's transportation, disposal and/or brokerage services. The Earth Sciences Companies also possess the expertise to perform the evaluation and analysis necessary to advise clients respecting compliance with federal and state environmental regulations, and have assisted clients in developing waste management and compliance policies, including the development of plans for waste minimization and disposal. The Earth Sciences Companies also provide services related to evaluation of the environmental condition of real estate for law firms, banks or potential purchasers.

  The Earth Sciences Companies also provide comprehensive organic, inorganic and radiochemical laboratory services including water and waste water analyses, waste characterization, sludge, soil and rock analyses and related bench studies for waste water treatment and process design.

  The Earth Sciences Companies have extensive experience in siting, designing, constructing, monitoring and performing closure of landfills. As a result, the Company has utilized the Earth Sciences Companies to expand the permitted capacity of its landfills, to obtain permits for the design and development of new sites by providing the required scientific, engineering and support services.

  The Earth Sciences Companies complement the Company's other operations in several ways. A waste generator desiring to dispose of a waste in the Company's landfills may obtain the required laboratory analysis of the waste from the Earth Sciences Companies. In addition, consulting and remediation operations of the Earth Sciences Companies can generate both transportation and disposal business for the Company, because such projects frequently involve the removal and disposal of a waste product. The Earth Sciences Companies can also assist in the design, construction and maintenance of permitted on-site disposal facilities for the Company's customers.

  In 1996, 1995 and 1994, the Earth Sciences Companies derived approximately 96%, 95% and 90%, respectively, of their revenues from environmental assessments, RI/FS's, industrial consulting, site remediation and other laboratory analyses services, and 4%, 5% and 10%, respectively, from consulting work in the solid waste disposal area. The Earth Sciences Companies obtained approximately 4%, 5%, and 7% of their revenues from the Company in 1996, 1995 and 1994, respectively.

Avalon Lakes
------------

  In June 1990, the Company purchased approximately 5.6 acres of real estate located in Howland Township, Ohio, on which it constructed a 26,000 square foot office building to serve as its corporate headquarters. In connection with the acquisition of such property, the Company's subsidiary, Avalon Lakes Golf, Inc. ("ALGI"), acquired the real and personal property associated with the Avalon Lakes Golf Course, an 18-hole public golf course adjacent to the office property. See Item 2. "Properties."

Environmental Regulations
-------------------------

General

  The Company is subject to extensive and evolving environmental laws and regulations that have been enacted in response to technological advances and the public's increased concern over environmental issues. These regulations are administered by the U. S. Environmental Protection Agency (the "EPA"), the Ohio EPA, and various other federal, state and local environmental, zoning, health and safety agencies, many of which periodically examine the Company's operations to monitor compliance with such laws and regulations. The Company believes it is currently in substantial compliance with applicable federal, state and local laws and regulations. Furthermore, the Company believes there will be increased regulation and legislation related to the waste management industry.

  The federal government as well as numerous states and local governmental bodies are increasingly considering, proposing or enacting legislation to either restrict or impede the disposal and/or transportation of waste. A significant portion of the Company's disposal and transportation revenues are derived from the disposal or transportation of out-of-state waste. All of the Company's landfills are located within the State of Ohio. Any regulation restricting or impeding the transportation of waste, the acceptance of out-of-state waste for disposal at any of the Company's landfills, or which levies significant taxes or fees on the disposal of waste could have a significant negative effect on the Company. The Company's landfill and transportation operations may also be affected by the trend toward laws requiring the development of waste reduction and recycling or other programs, although the Company does not expect recycling programs to have a great impact on special waste disposal.

  In order to operate a landfill, the Company must possess and maintain one or more operating permits and licenses and, in certain instances, applicable regulatory approvals. Obtaining the necessary permits and approvals in connection with the acquisition, development or expansion of a landfill is difficult, time-consuming and expensive, and is frequently opposed by local citizen groups. Once obtained, operating permits are subject to modification and revocation by the issuing agency. The Company's landfill operations are also subject to evolving and expanding operational, monitoring, site maintenance and closure and post-closure requirements.

  In order to transport hazardous waste and, in certain cases, special waste, the Company must possess and maintain one or more state operating permits.
These operating permits must be renewed annually and are subject to modification and revocation by the issuing agency. In addition, the Company's waste transportation operations are subject to evolving and expanding operational, monitoring and safety requirements.

  In the ordinary course of its disposal and transportation operations, the Company may from time to time receive citations, notices or comments from regulatory authorities that such operations are not in compliance with applicable environmental regulations. These agencies may seek to impose fines on the Company or to revoke or deny renewal of the Company's operating permits or licenses, or to require the Company to remediate environmental problems at its sites relating to waste disposed of by the Company or its predecessors, or resulting from its transportation operations. Upon receipt of such citations, notices or comments, the Company works with the authorities in an attempt to resolve the issues raised. Failure to correct the problems to the satisfaction of the authorities could lead to fines or a curtailment or cessation of such operations.

  As a result of participating in the waste management industry, many of the Company's capital and other expenditures relate to compliance with existing, and in some cases, proposed environmental laws and regulations. Compliance with future environmental laws and regulations may require the Company, together with others in the waste management industry, to make significant capital and operating expenditures. There can be no assurance that the Company would be able to recover all such expenditures from its customers or that its earnings or competitive position would not be materially and adversely affected. See Item
1. "Waste Disposal Services - Facilities" and "Cell Preparation; Waste Disposal; Cell Closure."

Statutes

  The following are the principal statutes affecting the Company's business:

  The Ohio Solid Waste Law (the "Ohio SW Law"). In June 1988, the Ohio legislature enacted the Ohio SW Law (often referred to as House Bill 592 and codified as Ohio Revised Code Chapter 3734) in response to a perceived solid waste disposal crisis facing the State of Ohio. Although hazardous waste and municipal solid waste have been subject to state and/or federal regulation for over two decades, House Bill 592 was the first comprehensive measure by the State of Ohio respecting the waste industry. The Ohio SW Law enables the Ohio EPA, through the Ohio Attorney General, to conduct criminal investigations and background checks of officers, directors and owners of solid waste management companies, which are required for landfill permits and for transfer of ownership of landfills.

  The Ohio SW Law and the regulations promulgated thereunder, require landfill operators to employ the "best available technology" in their daily operations and to submit annual reports to the Ohio EPA respecting operations and procedures. These regulations also require landfills to upgrade their cell preparation and closure and post-closure procedures with the "best available technology" in accordance with plans which must be submitted to, and approved by, the Ohio EPA in accordance with specified schedules. These plans must provide for landfill cell liners consisting of at least five feet of highly impermeable clay (which must be recompacted) and a layer of synthetic material, as well as a leachate collection system designed to remove, for treatment or disposal, any water which collects on the top of the landfill liners. Upon approval, the upgrading will be implemented over the life of the landfills as current cells are closed and additional cells are prepared for use. The regulations do not require previously filled areas to meet all "best available technology" requirements. The Ohio SW Law also requires landfill operators to meet and maintain certain net worth and financial tests, to post bonds or make similar financial assurance arrangements, or to deposit sufficient funds into a state approved trust account, during the operation of the landfill to assure that adequate resources will be available for cell-closure and post-closure monitoring. See Item 1. "Waste Disposal Services."

  The Ohio SW Law and the regulations promulgated thereunder authorize the formation of local solid waste management districts to further regulate the disposal of solid waste. Certain categories of applications for PTIs must be reviewed and approved by the district prior to submission to the Ohio EPA. Subject to the provisions of the Ohio SW Law, districts are authorized (i) to prevent the disposal of wastes generated within such district at facilities that are not designated by such district in accordance with the Ohio SW Law and, (ii) prevent disposal facilities located within the district and designated by such district from accepting for disposal wastes generated outside of the district. If districts were to successfully exercise such authority, the result could have a material adverse effect on the business of the Company. Each district also has the authority to impose a fee on waste deposited in landfills located within its boundaries. These solid waste management district fees are currently limited to a maximum of $4.00 per ton for wastes generated outside of the district but within Ohio and $2.00 per ton for waste generated within the district or outside of Ohio. The districts are also empowered to impose a fee on the generation of waste within such district. The Ohio SW Law also authorizes the State of Ohio to collect a fee on waste disposed of in an Ohio landfill at the present rate of $1.75 per ton. Municipal corporations or townships in which landfills are located are authorized to collect an additional $.25 per ton. The Company is obligated to pay these governmental fees which have been imposed on its facilities whether or not it collects such fees from its customers.

  Ohio Senate Bill 165, passed by the Ohio legislature in October 1993, required the Ohio EPA to promulgate rules governing storage, collection, transportation and disposal of scrap tires. The Ohio EPA promulgated rules effective March 1, 1996 relating to such legislation. Whole scrap tires as well as shredded scrap tires are no longer permitted to be disposed of in sanitary landfills.

  The Resource Conservation and Recovery Act of 1976 ("RCRA"). RCRA regulates the handling, transportation and disposal of hazardous and nonhazardous waste and requires states to develop programs to insure the safe disposal of solid waste in sanitary landfills, which programs will require special waste to be disposed of off-site to a greater degree than in the past. In October 1991 the EPA promulgated subtitle D of RCRA ("Subtitle D"), and announced the Comprehensive Solid Waste Management Guidelines, which include location standards, facility design, operating criteria, closure and post-closure requirements, financial assurance standards and groundwater monitoring as well as corrective action standards, many of which have not commonly been in place or enforced at landfills. On October 9, 1993 Subtitle D became effective and states are required to revise their landfill regulations to meet these requirements in order to obtain authorization to enforce the provisions of Subtitle D. Ohio has revised its regulations and is currently so authorized. Because some parts of the new regulations will be phased in over time, the full effect may not be apparent for several years. Regulations currently in effect pursuant to the Ohio SW Law include, in many cases, stricter standards and requirements for solid waste landfills such as those operated by the Company than required by Subtitle D. Several bills have been proposed or introduced into Congress relating to the "Reauthorization of RCRA." Such bills vary in scope and nature with several addressing the transportation and disposal of out-of-state waste. The Company is presently unable to determine what legislation, if any, will ultimately result with respect to the "Reauthorization of RCRA."

  The following summarizes certain other environmental statutes affecting the business of the Company:

  The Federal Water Pollution Control Act (the "Clean Water Act"). The Clean Water Act established rules regulating the discharge of pollutants from a variety of sources, including solid waste disposal sites, into streams or other surface waters. Should runoff or collected leachate from the Company's landfills be discharged into surface waters, the Clean Water Act would require the Company to apply for and obtain discharge permits, conduct sampling and monitoring and, under certain circumstances, reduce the quantity of pollutants in those discharges.

  The Comprehensive Environmental Response, Compensation, and Liability Act of 1980 ("Superfund" or "CERCLA"). CERCLA addresses problems created by the release of any hazardous substance into the environment. CERCLA's primary mechanism for remediating such problems is to impose strict joint and several liability for cleanup of disposal sites among all past and current owners and operators of the site as well as the waste generators and the transporters. The costs of CERCLA cleanup can be very substantial. Liability under CERCLA does not depend upon the existence or disposal of "hazardous wastes" but can also be founded upon the existence of even very small amounts of the more than 700 "hazardous substances" listed by the EPA. See Item 3. "Legal Proceedings."

  The Clean Air Act, as amended (the "Clean Air Act"). The Clean Air Act provides for federal, state and local regulation of the emission of air pollutants and has been construed by the EPA to apply to landfills. The 1990 amendments to the Clean Air Act focused on reducing acid rain pollutants and urban smog and eliminating most toxic chemical emissions from industrial plants by the year 2000. The EPA has developed air emission guidelines for solid waste landfills. These rules govern emissions on non-methane organic compounds and methane and were proposed on May 30, 1991.

  State Regulation. In addition to federal laws and regulations, each state in which the Company now operates, or may operate in the future, has laws and regulations governing handling, transportation and disposal of waste, water and air pollution and, in most cases, the design, operation, maintenance, closure and post-closure maintenance of landfills.

Sales and Marketing
-------------------

  The Company's sales and marketing strategy continues to focus upon the cross-selling of each of the integrated waste management and environmental services provided by the Company. The Company's sales force is familiar with the various environmental services offered by the Company and directs his or her efforts toward selling an integrated waste management package to potential customers.
As part of the start-up of its collection operations, the Company has established a separate sales force which primarily focuses on commercial municipal solid waste collection opportunities.

Competition
-----------

  The nonhazardous solid waste management business is highly competitive and fragmented. The industry is characterized by several large national waste management companies as well as numerous local and regional companies of varying sizes and financial resources. The Company competes for business primarily by providing a full range of quality waste management and environmental services at a competitive price.

  Competition among landfills is based upon price, service and the proximity of the landfill to the waste generator. The Company focuses on the special waste segment of the industry, in addition to the disposal of municipal solid waste. Competitors previously engaged primarily in the collection and disposal of municipal solid waste and/or disposal of hazardous waste have significantly increased their presence in the special waste market. Competition may also be affected by the increasing national emphasis on recycling, composting, incineration and other waste reduction programs or any legislation restricting or impeding the transportation and/or disposal of waste, or imposing significant taxes or governmental fees on disposal of waste.

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

  Competitive pressures with regard to disposal services have intensified in recent years. Increases in additional disposal capacity within the industry and aggressive pricing strategies of certain competitors could result in further softening of disposal rates and a decline in disposal volumes.

  The markets for the transportation of hazardous and nonhazardous waste and for the transportation of general and bulk commodities are each highly competitive. There are numerous participants, and no one transporter has a dominant market share. The Company competes primarily with other short and long-haul carriers for both truckload and less than truckload shipments. Competition for the transportation of waste is based not only on the ability of the carrier to transport the waste at a competitive price, but also in accordance with applicable regulations and the latest advances in technology. Access to disposal capacity assists the Company in competing for waste transportation business. Competition for the transportation of commodities is based primarily on price and service.

  The Earth Sciences Companies compete with numerous large and small companies, each of which is able to provide one or more of the environmental services offered by the Earth Sciences Companies and some of which have greater financial resources. The Earth Sciences Companies attempt to develop relationships with clients who have an ongoing need for their integrated technical environmental services. The availability of skilled technical personnel, quality of performance, and service are the key competitive factors in developing such relationships.

  Competition for collection services is based upon price and customer service. The Company's collection operations compete with numerous national and local companies, each of which is able to provide the services offered by the Company. Many commercial collection customers have entered into multi-year service agreements, most of which provide for automatic renewals absent notice of termination by the customer. These agreements have the effect of impeding new collection companies from obtaining customers. As such, the Company anticipates that significant growth of its commercial collection operations could take a number of years.

Insurance
---------

  The Company carries $21 million of comprehensive general liability insurance coverage for the Company and its subsidiaries (other than with respect to ALGI, which has separate insurance). This policy includes coverage for automobile liability (including a pollution liability endorsement which covers certain liabilities from its spills), comprehensive property damage, and other customary coverage. Dart self-insures collision risks. The Earth Sciences Companies also maintain professional and pollution legal liability coverage.

  The Company may be subject to liability for any off-site environmental damage its landfills may cause, particularly as a result of the contamination of drinking water sources or the soil, including damage resulting from conditions existing prior to the acquisition of the landfills by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants whose transportation, treatment, or disposal was arranged for by the Company or its predecessors. The Company carries an environmental impairment liability insurance policy covering liability, on a claims made and reported basis, of up to $3 million per occurrence ($6 million in the aggregate), respecting certain off-site environmental damage from its American landfill operations. The policy does not cover losses arising from conditions in existence prior to the inception of the policy. No assurance can be given that such insurance will be available in the future or, if available, that the premiums will be reasonable.

  If the Company were to incur a substantial liability for damages not covered by insurance or substantially in excess of its policy limits, or at a time when it no longer was able to obtain liability insurance, its consolidated financial condition could be materially adversely affected.

  The Company has entered into several contracts with governmental authorities for a variety of environmental services. Typically, such contracts require surety bonds or other financial instruments to assure performance under the terms of a contract. The Company has obtained in the past, and expects to be able to obtain in the future, such bonds or other financial instruments.

Employees
---------

  As of December 31, 1996, the Company had 503 employees, 54 of whom were employed in waste disposal, 151 of whom were employed in transportation, 149 of whom were employed in environmental consulting, analytical and remedial services, 20 of whom were employed in collection services, 65 of whom were employed in corporate sales and marketing, financial and other corporate activities and 64 of whom were employed by ALGI in the operation of the golf course and restaurant. The Company believes that it has a good relationship with its employees.

Other Business Factors
----------------------

  None of the Company's business segments is materially dependent on patents, trademarks, licenses, franchises or concessions held other than permits, licenses and approvals issued by regulatory agencies. In addition, none of the Company's business segments is materially dependent upon a single customer or a few customers. See "Business Segment Information" on page 23 of the Annual Report to Shareholders, which is incorporated herein by reference, for financial information relating to business segments. The Company does not sponsor significant research and development activities.

ITEM 2.  PROPERTIES

  The principal fixed assets of the Company's waste disposal operations consist of land and land improvements (primarily disposal site and disposal site improvements) in addition to landfill operating equipment. The Company also owns a landfill gas extraction facility at its American landfill. The Company's principal real estate is its interest in the landfills described under Item 1. "Business - Waste Disposal Services." ALI owns approximately 950 acres of real property on which it operates. MLI owns the 200 acres of real property on which its facility is located. ELLI owns the 200 acres of real property on which the East Liverpool landfill is located. The landfill operations use approximately 43 pieces of major equipment (such as compactors, bulldozers, scrapers, tire shredding equipment, rock crushing equipment and backhoes), substantially all of which are owned by the Company. See Item 1. "Business - Waste Disposal Services."

  At December 31, 1996, the collection operations, which began providing services in the third quarter of 1996, owns one container delivery truck, two front-load collection trucks, and four roll-off trucks, in addition to several hundred containers of various sizes and other related equipment.

  The Company provides transportation services from locations in Canfield, Ohio (Dart's headquarters); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Toledo, Ohio (where Dart leases a 2,500 square foot terminal); and Kenova, West Virginia (where Dart leases a 1,500 square foot terminal). At December 31, 1996, the transportation operations owned a fleet of 54 power units (in addition to 19 power units which are leased), 202 trailers (in addition to 28 trailers which are leased), and 610 roll-off and other containers. In addition, 125-150 power units and 250-300 trailers owned by independent owner/operators are available for use in Dart's operations. Certain transportation equipment acquired during 1993 is subject to liens securing the repayment of indebtedness incurred to purchase such equipment.

  The Earth Sciences Companies own their main offices and laboratory facilities located in a 48,000 square foot building in Export, Pennsylvania. The Earth Sciences Companies lease office space of approximately 4,000 square feet in Akron, Ohio; 2,500 square feet in Blue Bell, Pennsylvania, near Philadelphia; and 4,400 square feet in Denver, Colorado. In addition, 13,000 square feet is leased for field equipment and vehicle storage and dispatch in Murrysville, Pennsylvania. The Earth Sciences Companies also own numerous pieces of laboratory, field, computer and other equipment.

  The Company owns a 26,000 square foot headquarters building located on approximately 5.6 acres of property in Howland Township, Ohio. Adjacent to such property is an 18-hole public golf course owned and operated by ALGI including a maintenance and storage building of approximately 12,000 square feet, a pro shop and restaurant building of approximately 10,400 square feet, and a banquet facility of approximately 7,000 square feet. The golf course property together with the pro shop, restaurant facility and banquet facility serve as collateral securing repayment of indebtedness incurred to construct such facilities.

  Generally, the Company's fixed assets are in good condition and are satisfactory for the purposes for which they are intended.

ITEM 3.  LEGAL PROCEEDINGS

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

  When the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, the Company accrued a liability of approximately $941,000 in the fourth quarter of 1995 relating to this matter.

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

  On March 21, 1996, Earth Sciences Consultants, Inc. ("Earth Sciences"), a subsidiary of the Company, entered into a Professional Services Agreement (the "PSA") with the S. W. Shattuck Chemical Company, Inc. ("Shattuck") wherein Earth Sciences agreed to act as the remediation contractor for the Denver radium site, operable unit VIII, which is owned by Shattuck and located in Denver, Colorado (the "Project").

  Earth Sciences' work on the Project is currently suspended as a result of a Stop Work Order issued by the United States Environmental Protection Agency ("US EPA") on January 22, 1997, due to the discovery of unanticipated, petroleum contamination on the Project site. On February 14, 1997, Earth Sciences filed a demand for arbitration against Shattuck with the Denver Regional Office of the American Arbitration Association relating to the PSA. The demand for arbitration claims, among other things: (i) that Shattuck is in default and has materially breached its payment obligations to Earth Sciences by failing to pay outstanding invoices; (ii) that Shattuck has summarily and wrongfully denied requested change orders; and (iii) that Shattuck has anticipatorily breached the PSA.

  On March 11, 1997, Shattuck filed an Answering Statement and Counterclaims. Shattuck has denied Earth Sciences' claims and has asserted several counterclaims including allegations that Earth Sciences has failed to perform in accordance with the PSA and that Earth Sciences has no right to stop its work on the project regardless of Shattuck's actions by reason of the language of the PSA. American Waste Services, Inc. ("AWS") was named as a third party respondent to the arbitration proceeding because under the PSA, AWS guaranteed the performance of Earth Sciences' obligations, including the payment of any and all liabilities of Earth Sciences.

  On March 21, 1997 Earth Sciences received a letter from Shattuck advising Earth Sciences that the stop work order issued by the US EPA on January 22, 1997 had been lifted on March 20, 1997, and that Shattuck will be engaging another contractor to complete the project.

  A hearing date has not yet been set. Failure to resolve the pending dispute in favor of the Company could have a material adverse effect on the Company's future financial results.

  In addition to the foregoing, in the ordinary course of the Company's business, the Company's transportation and other subsidiaries may become subject to claims for personal injury and property damage (for which the Company carries automobile liability and general liability insurance), and the Company's waste disposal subsidiaries may become subject to environmental liability claims and involved in various judicial and administrative proceedings with federal, state and local agencies as well as citizen groups, in connection with the permitting of its landfills and alleged violations of such permits. At the present time, the Company and certain of the Company's subsidiaries are named defendants in several lawsuits arising from the ordinary course of their respective businesses. Although the outcome of such lawsuits or other proceedings cannot be predicted with certainty, the Company does not believe that any uninsured ultimate liabilities, fines or penalties resulting from such lawsuits or proceedings, alone or in the aggregate, would have a material adverse effect on the consolidated financial condition of the Company. See Item 1. "Business - Insurance."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding executive officers is contained in Item 10 of Part III of this report.

                                    PART II

  Information with respect to the following items can be found on the indicated pages of the Annual Report to Shareholders if not otherwise included herein.

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS
                                                                                                                             Page(s)
                                                                                                                             -------

Common stock information......................................................................................................    28

Dividend policy...............................................................................................................    28


ITEM 6.  SELECTED FINANCIAL DATA

The information required by this item is included in the Digest of Financial Data for the years 1992 through 1996 under the captions Net operating revenues,
 Net income (loss), Net income (loss) per share, Total assets and Long-term debt..............................................    25


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition
 and Results of Operations....................................................................................................   2-9


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Independent auditors' opinion regarding financial statements as of
 December 31, 1996 and 1995 and for each of the years in the three-year
 period ended December 31, 1996...............................................................................................    24


Financial Statements:

 Consolidated Balance Sheets, December 31, 1996 and 1995......................................................................    10

 Consolidated Statements of Operations for the years ended December 31, 1996,
  1995 and 1994...............................................................................................................    11

 Consolidated Statements of Cash Flows for the years ended December 31, 1996,
  1995 and 1994...............................................................................................................    12

 Consolidated Statements of Shareholders' Equity for each of the years in the
  three-year period ended December 31, 1996...................................................................................    13

 Notes to Consolidated Financial Statements................................................................................... 14-24


  Information regarding financial statement schedules is contained in Item 14(a) of Part IV of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information required by Item 10 regarding Directors is contained under the caption "Election of Directors" in the Registrant's definitive Proxy Statement for its 1996 Annual Meeting of Shareholders (the "Proxy Statement") which will be filed with the Securities and Exchange Commission, pursuant to Regulation 14A, not later than 120 days after the end of the fiscal year, which information under such caption is incorporated herein by reference. The following information with respect to the Executive Officers of the Company is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name                        Age                              Position
--------------------------  ---  ----------------------------------------------------------------
Ronald E. Klingle            49  Chairman of the Board, Chief Executive Officer and a Director
Darrell D. Wilson            45  President, Chief Operating Officer and a Director
Michael D. Barwick           41  Executive Vice President, Collection Services
Charles Boryenace            46  Executive Vice President, Strategic Planning and a Director
Mark B. Cawthorne            37  Executive Vice President, Transportation Services and a Director
Timothy C. Coxson            46  Executive Vice President, Finance, Treasurer, Chief Financial
                                    Officer and a Director
Stephen G. Kilper            37  Executive Vice President, Disposal Services and a Director
Kenneth J. McMahon           43  Executive Vice President, Sales and a Director
Jeffrey M. Grinstein         36  Executive Vice President, General Counsel and Secretary
Frances R. Klingle           50  Chief Administrative Officer and Controller

____________________________________________

  The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of the Company.

____________________________________________

  Ronald E. Klingle is a founder of the Company and has been a director, Chairman of the Board and Chief Executive Officer since December 1988. He has approximately 26 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer and Controller of the Company.

  Darrell D. Wilson is a founder of the Company and has been a director and President since December 1988 and Chief Operating Officer since July 1990. He has approximately 23 years of environmental experience including service with governmental regulators as well as the management of several special waste operations. He received his Bachelor of Science degree in Environmental Sciences from Ferris State University.

  Michael D. Barwick has been Executive Vice President, Collection Services since January 1997. Prior to joining the Company, Mr. Barwick owned and operated a private waste company on the West Coast from November 1989 through April 1995. He received a Bachelor of Arts in Administration from Hartwell College and is a candidate for a Masters of Business Administration at Pepperdine University.

  Charles Boryenace has been a director of the Company since August 1990 and Executive Vice President, Strategic Planning since May 1995. Mr. Boryenace was Executive Vice President, Finance, Treasurer, and Chief Financial Officer from January 1991 to May 1995. Mr. Boryenace received his Bachelor of Business Administration degree in Accounting from Kent State University.

  Mark B. Cawthorne has been a director and Executive Vice President, Transportation Services since September 1996. He has approximately 14 years of environmental experience and previously served as Vice President, Disposal Sales from January 1991 to September 1996 with American Waste Services, Inc. He received a BA in Geography and Environmental Studies from the University of Akron.

  Timothy C. Coxson has been a director and Executive Vice President, Finance, Treasurer, and Chief Financial Officer since May 1995. Mr. Coxson was Vice President, Corporate Financial Services, from March 1991 to May 1995. He received a Bachelor of Business Administration degree in Accounting from The Ohio State University.

  Stephen G. Kilper has been a director and Executive Vice President, Disposal Services, since October 1995. Mr. Kilper was Vice President, Disposal Services, for the Company and its wholly owned disposal subsidiaries from August 1993 to October 1995. From January 1992 to August 1993 he was an environmental engineer for the Company's disposal operations. From February 1990 through December 1991 Mr. Kilper was an engineer with Earth Sciences Consultants, Inc. Mr. Kilper received his degree in Agricultural Engineering from the University of Wisconsin-Madison.

  Kenneth J. McMahon has been a director and Executive Vice President, Sales since September 1996. He previously served as Vice President of Corporate Sales from March 1992 to September 1996 and has approximately 20 years of experience in sales and marketing. Prior to joining the Company, he was Director of Sales for an IBM Agent firm, Harker Consulting Services. Mr. McMahon received a Bachelor of Business Administration Degree in finance and his Master of Business Administration from Youngstown State University.

  Jeffrey M. Grinstein has been employed by the Company since September 1990 and has been an Executive Vice President since December 1992. He was Assistant General Counsel until May 1991, at which time he became General Counsel and Secretary. He was previously an associate for approximately five years with the Youngstown, Ohio law firm of Nadler, Nadler & Burdman Co. L.P.A. He received his Bachelor of Business Administration degree from Emory University and his Doctor of Jurisprudence degree from The Ohio State University.

  Frances R. Klingle has been Chief Administrative Officer and Controller since July 1991. Ms. Klingle has been Controller for the Company (and predecessor
companies) since June 1986.   She received a Bachelor of Arts degree in French
from Kent State University and has completed post-graduate work in accounting at Youngstown State University. Ms. Klingle is the spouse of Ronald E. Klingle who is Chairman of the Board, Chief Executive Officer and a director of the Company.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by Item 11 is contained under the captions "Meetings and Committees of the Board" and "Compensation of Directors and Executive Officers" in the Proxy Statement. The information under such captions is incorporated herein by reference, except that information contained under subpart captions "Board Committee Reports on Executive Compensation" and "Performance Graph" are specifically not incorporated herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT

  The information required by Item 12 is contained under the captions "Voting Securities and Principal Holders Thereof" and "Stock Ownership of Management" in the Proxy Statement which information under such captions is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by Item 13 is contained under the caption "Certain Relationships and Related Transactions" in the Proxy Statement which information under such caption is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

  1. Financial Statements and Independent Auditors' Opinion (See Part II, Item 8 of this report regarding incorporation by reference from the Annual Report to Shareholders)

  2. Financial Statement Schedules required to be filed by Item 8 and Paragraph
     (d) of this Item 14.

  The following financial statement schedule, which is applicable for years ended December 31, 1996, 1995 and 1994, should be read in conjunction with the previously referenced financial statements.

     Independent Auditors' Report on Financial Statement Schedule
     Schedule II - Valuation and Qualifying Accounts

  Such independent auditors' report and financial statement schedule are at page 21 through page 22 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

  3.  Exhibits

  Registrant will furnish to any shareholder, upon written request, any of the following exhibits upon payment by such shareholder of the Registrant's reasonable expenses in furnishing any such exhibit.

Exhibit No.
-----------

   3.1 Amended and Restated Articles of Incorporation of the Company, incorporated herein by reference to American Waste Services, Inc. Registration Statement on Form S-1 (No. 33-36308), Exhibit 3.1.

   3.2 Amended and Restated Code of Regulations of the Company, incorporated herein by reference to American Waste Services, Inc. Registration Statement on Form S-1 (No. 33-36308), Exhibit 3.2.

   4.1 Form of certificate evidencing ownership of Class A Common Stock of the Company, incorporated herein by reference to American Waste Services, Inc. Registration Statement on Form S-1 (No. 33-36308), Exhibit 4.1.

 10.14 1990 Stock Option Plan, incorporated herein by reference to American Waste Services, Inc. Registration Statement on Form S-1 (No. 33-36308),
        Exhibit 10.14.

*10.15 1990 Long-Term Incentive Plan as amended and restated on February 17, 1997, Exhibit 10.15.

 10.37 Agreement Regarding the Sale and Purchase of the East Liverpool Landfill, between East Liverpool Landfill, Inc. and the City of East Liverpool, Ohio, dated February 2, 1990, incorporated herein by reference to American Waste Services, Inc. Registration Statement on Form S-1 (No. 33-36308), Exhibit 10.37.

 10.39 Finders Agreement between East Liverpool Landfill, Inc. and Whan, Inc., dated as of August 6, 1990, incorporated herein by reference to American Waste Services, Inc. Registration Statement on Form S-1 (No. 33-36308),
        Exhibit 10.39.

 10.56 American Waste Services, Inc. Participating Companies Profit Sharing Plan and Trust, as

Exhibit No.
-----------

        amended and restated effective January 1, 1993 in accordance with the Nonstandardized Adoption Agreement and Prototype Cash or Deferred Profit-Sharing Plan and Trust/Custodial Account, incorporated herein by reference to American Waste Services, Inc. Form 10-K for the year ended December 31, 1992, Exhibit 10.56.

 10.57 Agreed Judgment Entry of Consolidation, Settlement and Dismissal dated August 29, 1994, modifying Agreement Regarding the Sale and Purchase of the East Liverpool Landfill, referenced as Exhibit 10.37 to the registrant's Form 10-K for the year ended December 31, 1993, Exhibit 10.57.

 10.60 Loan Agreement dated as of December 23, 1994, among American Waste Services, Inc., NBD Bank, N.A., The Second National Bank of Warren, and NBD Bank, N.A., as Agent, Exhibit 10.60.

 10.61 First Amendment to Loan Agreement dated October 19, 1995 among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as Agent, referenced as Exhibit 10.61 to the registrant's Form 10-Q for the period ended September 30, 1995.

 10.62 Second Amendment to Loan Agreement dated February 19, 1996 among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as Agent, Exhibit 10.62.

 10.63 Third amendment to Loan Agreement dated December 31, 1996 among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as Agent, Exhibit 10.63.

  11.1 Omitted - inapplicable. See "Net income (loss) per share" on page 15 of the Annual Report to Shareholders.

  13.1 Company's 1996 Annual Report to Shareholders (except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).

  21.1  Subsidiaries of the Company.

  23.1  Independent Auditors' Consent.

    27  Financial Data Schedule

* Represents management contract or compensatory plan or arrangement required to be filed or incorporated by reference, as an exhibit to this report pursuant to Part IV, Item 14(c).

______________________________________________

(b) No Form 8-K reports were filed during the last quarter of the period covered by this report.

(c) Reference is made to Item 14 (a)(3) above for the index of exhibits.

(d) Reference is made to Item 14 (a)(2) above for the index to the financial statements and financial statement schedules.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 21st day of March, 1997.

                                  AMERICAN WASTE SERVICES, INC.
                                  (Registrant)

                                  By /s/ TIMOTHY C. COXSON
                                     -------------------------------------------
                                  Timothy C. Coxson - Executive Vice
                                  President, Finance, Treasurer and Chief
                                  Financial Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 21st day of March, 1997.


         Signatures                                   Title
         ----------                                   -----

/s/ RONALD E. KLINGLE              Chairman of the Board, Chief
------------------------------     Executive Officer and Director
Ronald E. Klingle

/s/ DARRELL D. WILSON              President, Chief Operating Officer
------------------------------     and Director
Darrell D. Wilson

/s/MARK B. CAWTHORNE               Executive Vice President, Transportation
------------------------------     Services and Director
Mark B. Cawthorne

/s/ CHARLES BORYENACE              Executive Vice President, Strategic Planning
------------------------------     and Director
Charles Boryenace

/s/ TIMOTHY C. COXSON              Executive Vice President, Finance, Treasurer,
------------------------------     Chief Financial Officer and Director
Timothy C. Coxson                  (Principal Financial and Accounting Officer)

/s/ STEPHEN G. KILPER              Executive Vice President, Disposal
------------------------------     Services and Director
Stephen G. Kilper

/s/ KENNETH J. McMAHON             Executive Vice President, Sales
------------------------------
Kenneth J. McMahon

/s/ SANFORD B. FERGUSON            Director
------------------------------
Sanford B. Ferguson

/s/ JAMES A. JOHNSON               Director
------------------------------
James A. Johnson

/s/JOHN R. MILLER                  Director
------------------------------
John R. Miller

/s/ F. OLIVER NICKLIN, JR.         Director
------------------------------
F. Oliver Nicklin, Jr.

/s/                                Director
------------------------------
George P. Ellis

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                            (thousands of dollars)




--------------------------------------------------------------------------------------------------
                                     Balance at             Additions
    DESCRIPTION                      Beginning   ----------------------------------   Deductions  Balance at End
                                      of Year    Charged to Costs  Charged to Other      (1)         of Year
                                                   and Expenses        Accounts
-----------------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts:

Year ended December 31,

  1996                                 $778            $(85)                $--          $185         $506
                                       ====          ======                 ===          ====         ====

  1995                                 $991            $610                 $--          $823         $778
                                       ====          ======                 ===          ====         ====

  1994                                 $716          $1,007                 $--          $732         $991
                                       ====          ======                 ===          ====         ====

(1)  Receivables written-off as uncollectible, net of recoveries.

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX
                           _________________________


                    Exhibit
                    -------


10.15 1990 Long-Term Incentive Plan as amended and restated in February 17, 1997, Exhibit 10.15

10.63 Third Amendment to Loan Agreement dated December 31, 1996 among American Waste Services, Inc., NBD Bank, The
       Second National Bank of Warren, and NBD Bank, as Agent,
       Exhibit 10.63.

13.1 Company's 1996 Annual Report to Shareholders (except for the pages and information therein expressly incorporated by reference in this Form 10-K, the Annual Report to Shareholders is provided solely for the information of the Commission and is not to be deemed "filed" as part of the Form 10-K).

21.1   Subsidiaries of the Company.

23.1   Independent Auditors' Consent.

27     Financial Data Schedule