Form 10-Q
period 1997-03-31
AMERICAN WASTE SERVICES INC
filed 1997-05-15
CIK 866730

                                     1997

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549
                      __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1997


[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number 1-10599
                      __________________________________


                         AMERICAN WASTE SERVICES, INC.

            (Exact name of registrant as specified in its charter)


                      Ohio                           34-1602983
         (State or other jurisdiction             (I.R.S. Employer
        of incorporation or organization)        Identification No.)

          One American Way, Warren, Ohio             44484-5555
     (Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:  (330) 856-8800

Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---    ---
The registrant had 25,298,423 shares of its Class A Common Stock and 5,126,743 shares of its Class B Common Stock outstanding as of May 1, 1997.


================================================================================

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                          Page
                                                                          ----
PART I. FINANCIAL INFORMATION

  Item 1.       Financial Statements

  Condensed Consolidated Statements of Operations for the Three
  Months Ended March 31, 1997 and 1996 (Unaudited).........................  3

  Condensed Consolidated Balance Sheets at March 31, 1997 and
  December 31, 1996 (Unaudited)............................................  4

  Condensed Consolidated Statements of Cash Flows for the Three
  Months Ended March 31, 1997 and 1996 (Unaudited).........................  5

  Notes to Condensed Consolidated Financial Statements (Unaudited).........  6

  Item 2.       Management's Discussion and Analysis of Financial
                Condition and Results of Operations........................ 10


PART II.  OTHER INFORMATION

  Item 1.       Legal Proceedings.......................................... 16

  Item 2.       Changes in Securities...................................... 17

  Item 3.       Defaults upon Senior Securities............................ 17

  Item 4.       Submission of Matters to a Vote of Security Holders........ 17

  Item 5.       Other Information.......................................... 17

  Item 6.       Exhibits and Reports on Form 8-K........................... 17

  SIGNATURE................................................................ 18


                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                                                   Three Months Ended
                                                                        March 31,
                                                                   --------------------
                                                                   1997            1996
                                                                   ----            ----
Net operating revenues...................................     $ 17,498     $ 16,696

Cost and expenses:
        Cost of operations...............................       16,166       14,158
        Selling, general and administrative expense......        2,849        2,379
                                                              --------     --------
Income (loss) from operations............................       (1,517)         159
Other income (expense):
        Interest expense.................................          (32)         (29)
        Other income, net................................          130          155
                                                              --------     --------

Income (loss) before income taxes........................       (1,419)         285
Provision for income taxes...............................         (284)         114
                                                              --------     --------
Net income (loss)........................................     $ (1,135)    $    171
                                                              ========     ========
Net income (loss) per share..............................     $   (.04)    $    .01
                                                              ========     ========
Weighted average shares outstanding (Note 2).............       30,279       30,076
                                                              ========     ========


See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

                                                          March 31,      December 31,
                                                            1997             1996
                                                         ----------      ------------
Assets
Current assets:
        Cash and cash equivalents...................      $   2,297      $  4,286
        Accounts receivable, net....................         14,188        14,510
        Prepaid expenses and other current assets...          2,442         3,216
                                                           --------      --------
                Total current assets................         18,927        22,012

Properties and equipment, less accumulated
        depreciation and amortization of $47,209
        in 1997 and $45,759 in 1996.................         90,737        89,637
Deposits............................................          2,343         2,314
Costs in excess of fair market value of net
   assets of acquired businesses, net...............          3,151         3,193
Other assets, net...................................            272           307
                                                           --------      --------
                Total assets........................       $115,430      $117,463
                                                           ========      ========
Liabilities and Shareholders' Equity
Current liabilities:
        Current portion of long-term debt...........       $    309      $    305
        Accounts payable............................          5,866         8,495
        Accrued payroll and other compensation......          1,089         1,076
        Accrued income taxes........................             16           315
        Other accrued taxes.........................          1,815         2,127
        Accrued closure costs and post-closure
           monitoring costs.........................          1,124         1,267
        Other liabilities and accrued expenses......          1,928         2,144
                                                           --------      --------
                Total current liabilities...........         12,147        15,729

Long-term debt......................................          5,907         3,836
Deferred income taxes...............................          7,718         7,757
Noncurrent accrued closure costs and post-closure
   monitoring costs.................................         17,031        16,932
Other noncurrent liabilities........................          2,265         2,277

Shareholders' equity (Note 3):
        Preferred stock, no par value...............             --            --
        Class A Common Stock, no par value..........         64,267        63,702
        Class B Common Stock, no par value..........            780           780
        Retained earnings...........................          5,495         6,630
        Treasury Stock, Class B Common Stock,
           at cost..................................           (180)         (180)
                                                           --------      --------
                Total shareholders' equity..........         70,362        70,932
                                                           --------      --------
                Total liabilities and shareholders'
                  equity............................       $115,430      $117,463
                                                           ========      ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                 Three Months Ended
                                                                                      March 31,
                                                                                 -------------------
                                                                                   1997       1996
                                                                                 -------   ---------
Operating activities:
 Net income (loss)........................................................      $ (1,135)   $    171
 Reconciliation of net income to cash provided by operating activities:
   Depreciation and amortization..........................................         1,722       1,682
   Provision for accrued closure costs and post-closure monitoring costs..            99         245
   Provision for deferred income taxes....................................           (39)        (53)
   Provision for losses on accounts receivable............................            42          36
   Gain on sales of fixed assets..........................................           (23)        (15)
   Changes in assets and liabilities:
    Decrease in accounts receivable.......................................           280       1,011
    Decrease in refundable income taxes...................................             _       5,519
    Decrease in prepaid expenses and other current assets.................           774         762
    Decrease in other assets..............................................             3           2
    Decrease in accounts payable..........................................        (2,629)     (1,307)
    Increase in accrued payroll and other compensation....................            13           9
    Increase (decrease) in accrued income taxes...........................          (299)        132
    Decrease in other accrued taxes.......................................          (312)       (310)
    Decrease in accrued closure costs and post closure monitoring costs             (143)          _
    Increase (decrease) in other liabilities and accrued expenses.........           349        (649)
    Decrease in other noncurrent liabilities..............................           (12)        (67)
                                                                                 -------   ---------
    Net cash provided (used) by operating activities......................        (1,310)      7,168
                                                                                 -------   ---------

Investing activities:
  Capital expenditures....................................................        (2,811)     (3,482)
  Proceeds from sales of fixed assets.....................................            86         590
  Increase in deposits, net...............................................           (29)        (66)
                                                                                 -------   ---------
    Net cash used in investing activities.................................        (2,754)     (2,958)
                                                                                 -------   ---------

Financing activities:
  Proceeds from issuance of long-term debt................................         2,450           _
  Repayments of long-term debt............................................          (375)     (6,339)
                                                                                 -------   ---------
    Net cash provided (used) in financing activities......................         2,075      (6,339)
                                                                                 -------   ---------

Decrease in cash and cash equivalents.....................................        (1,989)     (2,129)
Cash and cash equivalents at beginning of year............................         4,286       5,186
                                                                                 -------   ---------
Cash and cash equivalents at end of period................................      $  2,297    $  3,057
                                                                                 =======   =========

See accompanying notes to condensed consolidated financial statements

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 1997

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of American Waste Services, Inc., and its subsidiaries (collectively the "Company" or "AWS") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted herein consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Shareholders. Certain prior year amounts have been reclassified to be consistent with the 1997 presentation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 1997, and the results of operations and cash flows for the three-month periods ended March 31, 1997 and 1996.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Share

Class A Common Stock and Class B Common Stock are considered as one class of stock for the calculation of net income (loss) per share. Net income (loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding each period which amounted to 30,279,000 and 30,076,000 in the first quarter of 1997 and 1996, respectively. Common equivalent shares, which represent shares issuable upon the exercise of outstanding stock options, totaled 24,000 and 78,000 in the first quarter of 1997 and 1996, respectively.

Note 3. Shareholders' Equity

The Company sponsors a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code (the "Plan"). During February 1997, the Company issued 282,808 shares of Class A Common Stock to the Plan to satisfy its liability of $565,000 for 1996 Company contributions.

Note 4. Debt

During the first quarter of 1997 the Company borrowed $2.5 million under its revolving credit facility, primarily to fund capital expenditures for the collection, disposal and transportation operations. The amount outstanding at March 31, 1997 under the revolving credit facility was $12.8 million, including $8.0 million in letters of credit. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure costs and post-closure monitoring costs to the State of Ohio for the Company's American landfill facility. (See Note 6. Closure Costs and Post-Closure Monitoring Costs.)

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

Earth Sciences' work on the Project was suspended as a result of a Stop Work Order issued by the United States Environmental Protection Agency ("US EPA") from January 22, 1997 until March 20, 1997 due to the discovery of unanticipated, petroleum contamination on the Project site. On February 14, 1997, Earth Sciences filed a demand for arbitration against Shattuck with the Denver Regional Office of the American Arbitration Association relating to the PSA. The demand for arbitration claims, among other things: (i) that Shattuck is in default and has materially breached its payment obligations to Earth Sciences by failing to pay outstanding invoices; (ii) that Shattuck has summarily and wrongfully denied requested change orders; and (iii) that Shattuck has anticipatorily breached the PSA.

On March 11, 1997, Shattuck filed an Answering Statement and Counterclaims. Shattuck has denied Earth Sciences' claims and has asserted several counterclaims including allegations that Earth Sciences has failed to proceed with the work in accordance with the PSA. American Waste Services, Inc. ("AWS") was named as a third party respondent to the arbitration proceeding because under the PSA, AWS guaranteed the performance of Earth Sciences' obligations, including the payment of any and all liabilities of Earth Sciences.

On March 21, 1997 Earth Sciences received a letter from Shattuck advising Earth Sciences that the stop work order issued by the US EPA had been lifted and that Shattuck would be engaging another contractor to complete the project. As a result, Earth Sciences has demobilized from the Project site.

An arbitration hearing date has been scheduled for the third quarter of 1997 and the Company is in the process of amending its claims to include all sum of monies to which the Company currently believes it is entitled. Furthermore, the Company has requested that the parent corporation of Shattuck guarantee the payment of all sums awarded to the Company. A resolution of the pending dispute in favor of the Company could have a material positive effect on the Company's future financial results. Conversely, failure to resolve the pending dispute in favor of the Company could have a material adverse effect on the Company"s future financial results.

In the ordinary course of conducting its business, the Company also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Some of these proceedings may result in fines, penalties or judgments being assessed against the Company which, from time to time, may have an impact on its business and financial condition. The Company does not believe that such pending proceedings, individually, or in the aggregate, would have a material adverse effect on its business or its financial conditions.

Note 6. Closure Costs and Post-Closure Monitoring Costs

The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio Environmental Protection Agency ("Ohio EPA") require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure monitoring costs for a period of up to 30 years after the landfill is closed. As a result of the above-described requirements, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1996, the Company estimated that the total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $31.2 million; however, in accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide approximately $32.5 million of financial assurances to the State of Ohio. The Company utilizes insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1997 the Company deposited approximately $.3 million into the trust to fund a portion of the current financial assurance obligation for that facility. Such fund, which is recorded by the Company at cost which approximates market value, is included in the Consolidated Balance Sheets under the caption "Deposits" and amounted to approximately $2.3 million at March 31, 1997 and December 31, 1996. The funds in the trust are invested primarily in short-term securities, commercial paper or certificates of deposit with investment earnings accruing to the benefits of the Company. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

                 ____________________________________________
                 ____________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of American Waste Services, Inc. and its subsidiaries. As used in this report, the term "AWS", or "Company" mean American Waste Services, Inc. and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and related notes included in the Company's 1996 Annual Report to Shareholders.

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, 'forward looking statements.' The Company cautions readers that forward looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in the Company's reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources

During the first quarter of 1997 the Company utilized existing cash and borrowings under its revolving credit facility to meet operating needs, repay indebtedness and fund capital expenditure programs. Capital spending totaled $2.8 million in the first quarter of 1997 which was principally related to the purchase of equipment for the Company's collection and transportation operations and continued landfill development. During 1997 the Company's capital spending is expected to range from $8 million to $10 million, approximately $1.4 million of which is committed pursuant to contracts. Capital expenditures in 1997 will relate principally to landfill development, acquiring transportation equipment, replacing equipment or acquiring additional equipment primarily to support disposal operations, acquiring equipment associated with collection services, and engineering and construction costs related to regulatory compliance at the Company's landfills. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time to make significant capital and operating expenditures.

The Company maintains an $18 million unsecured revolving credit facility with two banks. Such facility provides for revolving credit loans and/or term loans payable quarterly with a final maturity date no later than seven years from the date of the agreement. On December 31, 2000 the Company must convert any outstanding revolving credit loans into term loans payable quarterly with a final maturity date no later than December 31, 2003. The agreement also provides for the issuance of letters of credit up to an aggregate amount of $13 million until December 31, 2000.

Borrowings under the amended agreement bear interest at prime or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 3/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount of borrowings outstanding under the revolving credit facility at March 31, 1997 and Decem-ber 31, 1996 was $4,750,000 and $2,600,000, respectively. The Company also had $8 million in outstanding letters of credit at March 31, 1997 and December 31, 1996, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities.

As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1996, the Company estimates that the total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $31.2 million. The Company currently estimates expenditures for closure and post-closure monitoring costs during 1997 to be $1.3 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide $32.5 million of financial assurances to the State of Ohio relating to such costs; however, such financial assurances are reduced by actual expenditures. The Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1997 the Company deposited approximately $.3 million into the trust fund to satisfy the current financial assurance obligation for that facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

Management believes that cash provided from operations, the availability of working capital, the Company"s unused portion of its revolving credit facility and the Company"s ability to incur additional indebtedness will be, for the foreseeable future, sufficient to meet operating requirements, fund debt repayments, fund present capital expenditure programs and provide for financial assurance requirements of its disposal facilities.

Currently, the Company is not aggressively pursuing potential acquisition candidates but will continue to consider acquisitions that make economic sense. While the Company has not entered into any pending agreements for acquisitions, it may do so at any time. Such potential acquisitions could be financed by existing working capital, the use of the Company's existing credit facility, secured or unsecured debt, issuance of common or preferred stock, or issuance of a security with characteristics of both debt or equity, any of which could impact liquidity in the future.

Results of Operations
---------------------

Overall performance

Net operating revenues in the first quarter of 1997 increased 4.8% to $17.5 million compared with $16.7 million in the prior year's first quarter. Despite the increase in net operating revenues in the first quarter of 1997, the Company recorded a net loss of $1.1 million or a loss of $.04 per share compared to net income of $.2 million or $.01 per share in the first quarter of 1996. Net operating revenues and operating income (loss) for the Company's business segments were as follows (in thousands):


                                                                   Three Months Ended
                                                                        March 31,
                                                                      1997       1996
                                                                   --------   --------
Net operating revenues:
    Integrated waste management and environmental services......     $13,994    $13,331
    Transportation of general and bulk commodities..............       3,135      3,096
    Other businesses............................................         369        269
                                                                    --------   --------
                                                                     $17,498    $16,696
                                                                    ========   ========
Operating income (loss): (1)
    Integrated waste management and environmental services......     $   (73)   $ 1,714
    Transportation of general and bulk commodities..............         138         34
    Other businesses............................................        (166)      (212)
                                                                    --------   --------
                                                                        (101)     1,536

Interest expense.................................................       (32)       (29)
Interest income..................................................        71        115
General corporate expenses.......................................    (1,357)    (1,337)
                                                                    --------   --------
Income (loss) before income taxes................................   $(1,419)   $   285
                                                                    ========   ========

(1) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Segment performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, increased to $14 million in the first quarter of 1997 from $13.3 million in the first quarter of the prior year. The Company's disposal operations, including disposal brokerage, recorded increased net operating revenues in the first quarter of 1997 compared with the first quarter of the prior year primarily due to increased business of the disposal brokerage operations and increased disposal volumes at the Company's landfills partially offset by lower average disposal rates. Net operating revenues of the technical environmental services group decreased during the first quarter of 1997 compared with the first quarter of 1996 primarily due to a decrease in the remediation services business as a result of recognizing very little revenues in conjunction with a dispute related to a remediation project in Denver, Colorado, partially offset by increased business of the laboratory services (see "Management's Discussion and Analysis of Financial Condition and Results of Operations; Trends and Uncertainties"). Net operating revenues of the transportation group for the first quarter of 1997 also decreased compared with the first quarter of the prior year primarily as a result of a decrease in the transportation brokerage business. Net operating revenues of the collection operations, which the Company began in the third quarter of 1996, have continued to significantly increase month to month as the Company continues to penetrate local markets surrounding the Company's landfills.

The integrated waste management and environmental services segment reported an operating loss of $.1 million compared to operating income of $1.7 million in the prior year's quarter, primarily as a result of an operating loss recorded by the technical environmental services business. The operating loss of the technical environmental services business was primarily attributed to a remediation project in Denver, Colorado. The technical environmental services business incurred significant costs while recognizing very little revenue, primarily as a result of a stop work order issued by the United States Environmental Protection Agency from January 22, 1997 until March 20, 1997. Operating income of the disposal operations decreased compared with the prior year quarter primarily as a result of higher operating costs experienced at the Company's Mahoning landfill operations and lower gross margins associated with the disposal brokerage operations. Operating income of the transportation operations increased slightly compared to the prior year quarter primarily as a result of decreased operating costs. The transportation operations also closed a transportation terminal during the first quarter of 1997 which had high operating costs as a percentage of net operating revenues.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $3.1 million in the first quarter of 1997 and 1996. This business segment recorded operating income of $138,000 in the first quarter of 1997 compared to $34,000 in the first quarter of the prior year primarily as a result of the lower operating costs.

Interest expense

Interest expense was $32,000 in the first quarter of 1997 compared to $29,000 in the first quarter of the prior year. During the first quarter of 1997 interest costs totaling $103,000 were capitalized compared with $148,000 in the first quarter of the prior year.

General corporate expenses

General corporate expenses increased slightly in the first quarter of 1997 compared to the first quarter of 1996.

Net income

The Company recorded a net loss of $1.1 million in the first quarter of 1997 compared with net income of $.2 million in the first quarter of 1996. The Company's overall effective tax rate, including the effect of state income tax provisions, was 20% in the first quarter of 1997 compared to 40% in the prior year's first quarter, primarily as a result of tax credits associated with the production and sale of landfill gas produced at the Company's landfill gas extraction facility, which tax credits the Company expects to utilize in 1997.

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

Competitive pressures within the environmental industry continue to impact the financial performance of the Company's disposal, transportation and technical environmental services operations. Increases in additional disposal capacity within the industry and aggressive pricing strategies of certain competitors could result in further declines in disposal rates and/or disposal volumes thereby affecting the Company's financial performance. Additionally, a further decline in the rates which customers are willing to pay for its technical environmental and transportation services could impact the future financial performance of the Company's operations.

The Company completed the construction of a landfill gas extraction facility at its American landfill and began production in September 1996. In November 1996 the Company entered into a contract for the sale of all of the landfill gas, the principal component of which is methane. The production and sale of the landfill gas is expected to entitle the Company to qualify for tax credits from the production of fuel from a nonconventional source. These tax credits, which under current legislation expire at the end of 2007, could significantly reduce the Company's overall effective tax rate.

In March 1996, the Company entered into an agreement with a customer to provide certain remediation related services at a site in Denver, Colorado. The volume of contaminated materials actually requiring remediation greatly exceeded the amount originally estimated and the agreement provides for payment to the Company for such additional volume. The customer has refused to make further payments to the Company. The Company incurred significant costs in the first quarter of 1997 while recognizing very little revenue, primarily as a result of a stop work order issued by the United States Environmental Protection Agency from January 22, 1997 until March 20, 1997. Furthermore, the Company has filed a demand for arbitration, claiming, among other things, that its customer is in default and has materially breached its payment obligation. The Company's customer subsequently filed a counter claim alleging the Company has refused to proceed with the work in accordance with the contract. The customer has engaged another contractor to complete the project and the Company has demobilized from the project site. An arbitration hearing date has been scheduled for the third quarter of 1997 and the Company is in the process of amending its claims to include all sums of monies to which the Company currently believes it is entitled. Furthermore, the Company has requested that the parent corporation of the customer guarantee the payment of all sums awarded to the Company. Although there can be no assurance, a resolution of the pending dispute in favor of the Company could have a material positive effect on the Company's future financial results. Conversely, an unfavorable resolution could have a material negative effect on the Company's future financial results.

                 ____________________________________________
                 ____________________________________________

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

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

Earth Sciences' work on the Project was suspended as a result of a Stop Work Order issued by the United States Environmental Protection Agency ("US EPA") from January 22, 1997 until March 20, 1997 due to the discovery of unanticipated, petroleum contamination on the Project site. On February 14, 1997, Earth Sciences filed a demand for arbitration against Shattuck with the Denver Regional Office of the American Arbitration Association relating to the PSA. The demand for arbitration claims, among other things: (i) that Shattuck is in default and has materially breached its payment obligations to Earth Sciences by failing to pay outstanding invoices; (ii) that Shattuck has summarily and wrongfully denied requested change orders; and (iii) that Shattuck has anticipatorily breached the PSA.

On March 11, 1997, Shattuck filed an Answering Statement and Counterclaims. Shattuck has denied Earth Sciences' claims and has asserted several counterclaims including allegations that Earth Sciences has failed to proceed with the work in accordance with the PSA. American Waste Services, Inc. ("AWS") was named as a third party respondent to the arbitration proceeding because under the PSA, AWS guaranteed the performance of Earth Sciences' obligations, including the payment of any and all liabilities of Earth Sciences.

On March 21, 1997 Earth Sciences received a letter from Shattuck advising Earth Sciences that the stop work order issued by the US EPA had been lifted and that Shattuck would be engaging another contractor to complete the project. As a result, Earth Sciences has demobilized from the Project site.

An arbitration hearing date has been scheduled for the third quarter of 1997 and the Company is in the process of amending its claims to include all sum of monies to which the Company currently believes it is entitled. Furthermore, the Company has requested that the parent corporation of Shattuck guarantee the payment of all sums awarded to the Company. A resolution of the pending dispute in favor of the Company could have a material positive effect on the Company's future financial results. Conversely, failure to resolve the pending dispute in favor of the Company could have a material adverse effect on the Company's future financial results.

Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 for a description of legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         The Company's Annual Meeting of Shareholders was held on April 29, 1997; however, no vote of security holders occurred with respect to any matters reportable under this Item 4.

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits
                  None

         (b)      Reports on Form 8-K
                  No report on Form 8-K was filed during the quarter ended March 31, 1997.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  AMERICAN WASTE SERVICES, INC.
                                  (Registrant)



Date:       May 14, 1997          By:   /s/ Timothy C. Coxson
     ----------------------           ----------------------------
                                  Timothy C. Coxson, Executive Vice President,
                                  Finance, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)