Form 10-Q
period 1997-06-30
AMERICAN WASTE SERVICES INC
filed 1997-08-12
CIK 866730

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


                  For the quarterly period ended June 30, 1997


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

The registrant had 25,298,423 shares of its Class A Common Stock and 5,126,743 shares of its Class B Common Stock outstanding as of August 1, 1997.


===============================================================================

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                     INDEX




                                                                         Page
PART I.  FINANCIAL INFORMATION                                           ----

Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for the Three
  and Six Months Ended June 30, 1997 and 1996 (Unaudited)...............   3

  Condensed Consolidated Balance Sheets at June 30, 1997 and
  December 31, 1996 (Unaudited).........................................   4

  Condensed Consolidated Statements of Cash Flows for the Six
  Months Ended June 30, 1997 and 1996 (Unaudited)......................    5

  Notes to Condensed Consolidated Financial Statements (Unaudited).....    6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................   10


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings...........................................   17

  Item 2.  Changes in Securities.......................................   18

  Item 3.  Defaults upon Senior Securities.............................   18

  Item 4.  Submission of Matters to a Vote of Security Holders.........   18

  Item 5.  Other Information...........................................   18

  Item 6.  Exhibits and Reports on Form 8-K............................   18

SIGNATURE..............................................................   19

                         PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                              Three Months Ended           Six Months Ended
                                                   June 30,                     June 30,
                                              ------------------           ----------------
                                                1997      1996              1997      1996
                                              -------    -------           -------   -------
Net operating revenues....................    $19,100    $19,046           $36,598   $35,742

Cost and expenses:
Cost of operations........................     15,268     14,708            31,434    28,866
Selling, general and administrative
 expense..................................      3,020      2,757             5,869     5,136
                                              -------    -------           -------   -------
Income (loss) from operations.............        812      1,581              (705)    1,740

Other income (expense):
Interest expense..........................        (83)       (42)             (115)      (71)
Other income, net.........................        342        243               472       398
                                              -------    -------           -------   -------
Income (loss) before income taxes.........      1,071      1,782              (348)    2,067
Income taxes..............................        214        713               (70)      827
                                              -------    -------           -------   -------
Net income (loss).........................    $   857    $ 1,069           $  (278)  $ 1,240
                                              =======    =======           =======   =======

Net income (loss) per share...............    $   .03    $   .04           $  (.01)  $   .04
                                              =======    =======           =======   =======

Weighted average shares outstanding
 (Note 2).................................     30,432     30,363            30,356    30,219
                                              =======    =======           =======   =======

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

                                               June 30,      December 31,
                                                1997            1996
                                              --------       -----------
Assets
------
Current assets:
 Cash and cash equivalents..................  $  1,996         $  4,286
 Accounts receivable, net...................    15,484           14,510
 Prepaid expenses and other current assets..     2,092            3,216
                                              --------         --------
  Total current assets......................    19,572           22,012

Properties and equipment, less accumulated
 depreciation and amortization of $48,007
 in 1997 and $45,759 in 1996................    92,204           89,637
Deposits....................................     2,670            2,314
Costs in excess of fair market value of net
 assets of acquired businesses, net.........     3,108            3,193
Other assets, net...........................       260              307
                                              --------         --------
  Total assets..............................  $117,814         $117,463
                                              ========         ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt..........  $    314         $    305
 Accounts payable...........................     5,094            8,495
 Accrued payroll and other compensation.....     1,255            1,076
 Accrued income taxes.......................       260              315
 Other accrued taxes........................     1,988            2,127
 Accrued closure costs and
  post-closure costs........................       566            1,267
 Other liabilities and accrued expenses.....     2,383            2,144
                                              --------         --------
  Total current liabilities.................    11,860           15,729

Long-term debt..............................     7,677            3,836
Deferred income taxes.......................     7,656            7,757
Noncurrent accrued closure costs and
 post-closure costs.........................    17,155           16,932
Other noncurrent liabilities................     2,247            2,277

Shareholders' equity (Note 3):
 Preferred stock, no par value..............        --               --
 Class A Common Stock, no par value.........    64,267           63,702
 Class B Common Stock, no par value.........       780              780
 Retained earnings..........................     6,352            6,630
 Treasury Stock, Class B Common
  Stock, at cost............................      (180)            (180)
                                              --------         --------
   Total shareholders' equity...............    71,219           70,932
                                              --------         --------
   Total liabilities and
    shareholders' equity....................  $117,814         $117,463
                                              ========         ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                                 Six Months Ended
                                                                                                      June 30,
                                                                                                -------------------
                                                                                                   1997      1996
                                                                                                --------   --------
Operating activities:
   Net (loss) income.....................................................................       $   (278)  $  1,240
   Reconciliation of net income to cash provided by operating activities:
    Depreciation and amortization........................................................          3,636      3,460
    Provision for accrued closure costs and post-closure costs...........................            223        372
    Provision for deferred income taxes..................................................           (101)      (102)
    Provision for losses on accounts receivable..........................................             91         76
    Gain on sales of fixed assets........................................................           (273)      (100)
    Changes in assets and liabilities excluding the effects of business acquisitions:
      Increase in accounts receivable....................................................         (1,065)      (326)
      Decrease in refundable income taxes................................................             --      5,519
      Decrease in prepaid expenses and other current assets..............................          1,124        801
      (Increase) decrease in other assets................................................              6         (3)
      Increase (decrease) in accounts payable............................................         (3,401)       595
      Increase in accrued payroll and other compensation.................................            179        374
      Increase (decrease) in accrued income taxes........................................            (55)       866
      Decrease in other accrued taxes....................................................           (139)      (205)
      Increase (decrease) in other liabilities and accrued expenses......................            804       (159)
      Decrease in accrued closure costs and post-closure costs...........................           (701)       (88)
      Decrease in other noncurrent liabilities...........................................            (30)      (135)
                                                                                                --------   --------
      Net cash provided by operating activities..........................................             20     12,185
                                                                                                --------   --------
Investing activities:
   Capital expenditures..................................................................         (6,197)    (9,264)
   Proceeds from sales of fixed assets...................................................            393        818
   (Increase) decrease in deposits, net..................................................           (356)     2,113
                                                                                                --------   --------
      Net cash used in investing activities..............................................         (6,160)    (6,333)
                                                                                                --------   --------

Financing activities:
   Proceeds from issuance of long-term debt..............................................          4,300        --
   Repayments of long-term debt..........................................................           (450)    (7,416)
                                                                                                --------   --------
     Net cash provided (used) in financing activities....................................          3,850     (7,416)
                                                                                                --------   --------

Decrease in cash and cash equivalents....................................................         (2,290)    (1,564)
Cash and cash equivalents at beginning of year...........................................          4,286      5,186
                                                                                                --------   --------
Cash and cash equivalents at end of period...............................................       $  1,996   $  3,622
                                                                                                ========   ========

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 June 30, 1997

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of June 30, 1997, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income (Loss) Per Share

Net income (loss) per share has been computed using the weighted average number of common and common equivalent shares outstanding each period which amounted to 30,432,000 and 30,363,000 in the second quarter of 1997 and 1996, respectively, and 30,356,000 and 30,219,000 in the first six months of 1997 and 1996, respectively. Common equivalent shares, which represent shares issuable upon the exercise of outstanding stock options, totaled 6,000 and 220,000 in the second quarter of 1997 and 1996, respectively, and 15,000 and 149,000 in the first six months of 1997 and 1996, respectively.

Note 3. Shareholders' Equity

The Company sponsors a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code (the "Plan").
During February 1997, the Company issued 282,808 shares of Class A Common Stock to the Plan to satisfy its liability of $565,000 for 1996 Company contributions.

Note 4. Debt

During the first six months of 1997 the Company borrowed $4.3 million under its revolving credit facility, primarily to fund capital expenditures for the collection, disposal and transportation operations. The amount outstanding at June 30, 1997 under the revolving credit facility was $14.8 million, including $8.2 million in letters of credit. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure costs and post-closure costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility. (See Note 6. Closure Costs and Post-Closure Costs.)

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

In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management ("IDEM") relating to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. These transportation activities occurred prior to the acquisition of such subsidiaries by the Company. During the third quarter of 1997, the Company's subsidiaries became parties to an Agreed Order for Remedial Investigation/Feasibility Study and the Four County Landfill Site Participation Agreement ("Participation Agreement"). A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties; however, because the law assigns joint and several liability among the responsible parties, although unlikely, any one of them, including the Company's subsidiaries, could be assessed the entire cost of the remediation. Currently, no remedy has been selected. As such, the extent of any ultimate liability of any of the Company's subsidiaries is currently unknown.

When the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, the Company accrued a liability of approximately $941,000 in the fourth quarter of 1995 relating to this matter. The Company's estimates are revised, as deemed necessary, as additional information becomes known. The Company anticipates obtaining additional information over the next several months by reason of, among other things, having entered into the Participation Agreement.

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

On March 21, 1997 Earth Sciences received a letter from Shattuck advising Earth Sciences that the stop work order issued by the US EPA had been lifted and that Shattuck would be engaging another contractor to complete the project. Earth Sciences has demobilized from the Project site and Shattuck has engaged another contractor to complete the project.

The Company and Shattuck are currently engaged in settlement discussions. Based upon the current discussions, the Company is contemplating a settlement which would result in Shattuck paying the Company less than what has previously been invoiced. Accordingly, the resolution would negatively impact future financial results but would not have a material adverse effect on the Company's consolidated financial position. If a resolution cannot be reached, the arbitration hearing has been rescheduled for the first half of 1998.

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

Note 6. Closure Costs and Post-Closure Costs

The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio Environmental Protection Agency ("Ohio EPA") require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure costs for a period of up to 30 years after the landfill is closed. As a result of the above-described requirements, the Company has future financial obligations with regard to closure costs and post-closure costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1996, the Company estimated that the total closure costs and post-closure costs it will incur for all of its disposal facilities is approximately $31.2 million; however, in accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide approximately $32.5 million of financial assurances to the State of Ohio. The Company utilizes insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1997 the Company deposited approximately $.3 million into the trust to fund a portion of the current financial assurance obligation for that facility. Such fund, which is recorded by the Company at cost which approximates market value, is included in the Consolidated Balance Sheets under the caption "Deposits" and amounted to approximately $2.6 million and $2.3 million at June 30, 1997 and December 31, 1996, respectively. The funds in the trust are invested primarily in short-term securities, commercial paper or certificates of deposit with investment earnings accruing to the benefits of the Company. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

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

Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, `forward looking statements.' The Company cautions readers that forward looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in the Company's reports filed with the Securities and Exchange Commission.

Liquidity and Capital Resources
-------------------------------

During the first six months of 1997 the Company utilized existing cash and borrowings under its revolving credit facility to meet operating needs, repay indebtedness and fund capital expenditure programs. Capital spending totaled $6.2 million for the first six months of 1997 which was principally related to the purchase of equipment for the Company's collection and transportation operations and continued landfill development. During 1997 the Company's capital spending is expected to range from $9 million to $11 million, approximately $1.4 million of which is committed pursuant to contracts. Capital expenditures in 1997 will relate principally to landfill development, acquiring transportation equipment, replacing equipment or acquiring additional equipment to support disposal operations, acquiring equipment associated with collection services, and engineering and construction costs related to regulatory compliance at the Company's landfills. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time to make significant capital and operating expenditures.

The Company maintains an $18 million unsecured revolving credit facility with two banks. Such facility provides for revolving credit loans and/or term loans payable quarterly with a final maturity date no later than December 31, 2003.
On December 31, 2000 the Company must convert any outstanding revolving credit loans into term loans payable quarterly with a final maturity date no later than December 31, 2003. The agreement also provides for the issuance of letters of credit up to an aggregate amount of $13 million until December 31, 2000. On July 15, 1997, the Company amended the agreement to increase the borrowing capacity under the facility to $23 million until December 31, 1997 at which time the Company's borrowing capacity will revert back to $18 million.

Borrowings under the amended agreement bear interest at prime or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 3/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount of borrowings outstanding under the revolving credit facility at June 30, 1997 and December 31, 1996 was $6.6 million and $2.6 million, respectively. The Company also had $8.2 million and $8.0 million in outstanding letters of credit at June 30, 1997 and December 31, 1996, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility.

As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1996, the Company estimates that the total closure costs and post-closure costs it will incur for all of its disposal facilities is approximately $31.2 million. The Company currently estimates expenditures for closure and post-closure costs during 1997 to be $1.3 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide $32.5 million of financial assurances to the State of Ohio relating to such costs; however, such financial assurances are reduced by actual expenditures. The Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1997 the Company deposited approximately $.3 million into the trust fund to satisfy the current financial assurance obligation for that facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

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

Results of Operations
---------------------

Overall performance

Net operating revenues in the second quarter of 1997 increased to $19.1 million compared with $19.0 million in the prior year's second quarter. The Company recorded net income of $.9 million or $.03 per share in the second quarter of 1997 compared to net income of $1.1 million or $.04 per share for the second quarter of 1996. For the first six months of 1997, net operating revenues were $36.6 million compared with $35.7 million for the first six months of 1996. During the first six months of 1997, the Company recorded a net loss of $.3 million, or a loss of $.01 per share, compared to net income of $1.2 million, or $.04 per share, for the first six months of 1996. Net operating revenues and operating income for the Company's business segments were as follows (in thousands):

                                       Three Months Ended    Six Months Ended
                                            June 30,             June 30,
                                       ------------------   -----------------
                                        1997       1996       1997      1996
                                       -------    -------   -------   -------
Net operating revenues:
Integrated waste management and
 environmental services.............   $14,730    $14,906    28,724   $28,237
Transportation of general and bulk
 commodities........................     3,324      3,040     6,459     6,136
Other businesses (1)................     1,046      1,100     1,415     1,369
                                       -------    -------   -------   -------
                                       $19,100    $19,046   $36,598   $35,742
                                       =======    =======   =======   =======

Operating income (2):
Integrated waste management and
 environmental services.............   $ 2,046    $ 2,793   $ 1,973   $ 4,508
Transportation of general and bulk
 commodities........................       219        113       357       147
Other businesses (1)................       239        251        73        38
                                       -------    -------   -------   -------
                                         2,504      3,157     2,403     4,693

Interest expense....................       (83)       (42)     (115)      (71)
Interest income.....................        67        106       138       221
General corporate expenses..........    (1,417)    (1,439)   (2,774)   (2,776)
                                       -------    -------   -------   -------
Income before income taxes..........   $ 1,071    $ 1,782   $  (348)  $ 2,067
                                       =======    =======   =======   =======

(1)  Other businesses include the operation of a public golf course.

(2) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Performance in the Second Quarter of 1997 compared with the Second Quarter of
-----------------------------------------------------------------------------
1996
----

Segment performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, decreased to $14.7 million in the second quarter of 1997 from $14.9 million in the second quarter of the prior year. Net operating revenue of the technical environmental services businesses decreased during the second quarter of 1997 compared with the second quarter of 1996 primarily due to a decline in engineering and consulting services. Net operating revenues of the disposal operations, including disposal brokerage, recorded decreased net operating revenues primarily as a result of a decline in disposal brokerage business. Although the volume of waste accepted at the Company's landfills increased in the current quarter compared with the prior year quarter, such increase was offset by a decline in the average disposal prices. The Company's transportation operations recorded increased net operating revenues in the second quarter of 1997 compared with the second quarter of 1996 primarily as a result of increased transportation associated with hazardous and industrial waste. Net operating revenues of the Company's collection services, which commenced operations in the third quarter of 1996, contributed to the net operating revenues in the second quarter of 1997.

Operating income of the integrated waste management and environmental services segment decreased to $2.0 million in the second quarter of 1997 from $2.8 million in the prior year quarter. The decrease is primarily attributable to an operating loss incurred in the second quarter of 1997 by the technical environmental services business compared with operating income in the prior year quarter. The operating loss incurred by the technical environmental services businesses is primarily the result of a decrease in the net operating revenues of the engineering consulting services. Operating income of the disposal operations decreased in the second quarter of 1997 compared with the prior year quarter primarily as a result of decreased disposal brokerage business. The transportation operations recorded an increase in operating income primarily as a result of increased business from the hauling of hazardous and industrial waste.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $3.3 million in the second quarter of 1996 compared with $3.0 million in the second quarter of 1996. This business segment recorded operating income of $.2 million in the second quarter of 1997 compared to $.1 million in the second quarter of the prior year primarily as a result of increased business.

Interest expense

Interest expense was $83,000 in the second quarter of 1997 compared to $42,000 in the second quarter of the prior year. The increase was primarily attributed to an increase in the amount of principal outstanding under the Company's revolving credit facility. During the second quarter of 1997 interest costs totaling $110,000 were capitalized compared with $53,000 in the second quarter of the prior year.

General corporate expenses

General corporate expenses were $1.4 million in both the second quarter of 1997 and 1996.

Net income

The Company recorded net income of $.9 million in the second quarter of 1997 compared with a net income of $1.1 million in the second quarter of the prior year. The Company's overall effective tax rate, including the effect of state income tax provisions, was 20% in the second quarter of 1997 compared to 40% in the prior year's second quarter. The effective tax rate decreased as a result of tax credits associated with the production and sale of landfill gas produced at the Company's landfill gas extraction facility, which tax credits the company expects to utilize in 1997.

Performance in the First Six Months of 1997 compared with the First Six Months
------------------------------------------------------------------------------
of 1996
-------

Segment Performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, increased to $28.7 million for the first six months of 1997 from $28.2 million for the first six months of the prior year. The Company's transportation operations recorded increased net operating revenues for the first six months of 1997 compared to the first six months of 1996 primarily as a result of increased transportation associated with hazardous and industrial waste. Net operating revenue of the Company's collection services, which commenced in the third quarter of 1996, also contributed to the increase in net operating revenues of the Company in the first six months of 1997 compared with the first six months of 1996. Net operating revenues of the disposal operations decreased for the first six months of 1997 compared with the first six months of 1996 primarily as a result of decreased disposal brokerage business. Although the volume of waste accepted at the Company's landfills increased for the first six months of 1997 compared with the prior year period, such increase was offset by a decline in the average disposal prices. The technical environmental services business recorded decreased net operating revenues for the first six months of 1997 compared with the first six months of 1996 primarily as a result of decreased engineering, consulting and remediation services.

Operating income of the integrated waste management and environmental services segment was $2.0 million for the first six months of 1997 compared with $4.5 million for the first six months of the prior year. The decrease in operating income was primarily the result of an operating loss incurred by the technical environmental services business. The operating loss incurred by the technical environmental services business was primarily attributed to a remediation project in Denver, Colorado and decreased engineering, consulting and remediation services. Operating income of the transportation operations increased primarily as a result of increased transportation of hazardous and industrial waste. The disposal operations recorded decreased operating income primarily as a result of a decline in the disposal brokerage business.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $6.5 million in the first six months of 1997 compared with $6.1 million in the first six months of 1996. This business segment recorded operating income of $.4 million in the first six months of 1997 compared with $.1 million for the first six months of 1996. The increase in net operating revenue is primarily the result of transporting increased volumes of general and bulk commodities.

Interest expense

Interest expense was $115,000 in the first six months of 1997 as compared with $71,000 in the first six months of 1996. The increase was primarily attributed to an increase in the amount of principal outstanding under the Company's revolving credit facility. During the first six months of 1997 interest costs totaling $213,000 were capitalized compared with $201,000 in the first six months of the prior year.

General corporate expenses

General corporate expenses were $2.8 million in the first six months of 1997 and 1996.

Net income (loss)

The Company recorded a net loss of $.3 million for the first six months of 1997 compared with net income of $1.2 million for the first six months of the prior year primarily as a result of the foregoing. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 20% for the first six months of 1997 compared with 40% for the first six months of 1996. The effective tax rate decreased as a result of tax credits associated with the production and sale of landfill gas produced at the Company's landfill gas extraction facility, which tax credits the Company expects to utilize in 1997.

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

Competitive pressures within the environmental industry continue to impact the financial performance of the Company's disposal, transportation and technical environmental services operations. Increases in additional disposal capacity within the industry and aggressive pricing strategies of competitors could result in further declines in disposal rates and/or disposal volumes thereby affecting the Company's financial performance. Additionally, a further decline in the rates which customers are willing to pay for its technical environmental and transportation services could impact the future financial performance of the Company's operations.

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

In March 1996, the Company entered into an agreement with a customer to provide certain remediation related services at a site in Denver, Colorado. The Company incurred significant costs in the first quarter of 1997 while recognizing very little revenue, primarily as a result of a stop work order issued by the United States Environmental Protection Agency from January 22, 1997 until March 20, 1997. Furthermore, the Company has filed a demand for arbitration, claiming, among other things, that its customer is in default and has materially breached its payment obligation. The Company's customer subsequently filed a counter claim alleging the Company has refused to proceed with the work in accordance with the contract. The customer has engaged another contractor to complete the project and the Company has demobilized from the project site. The Company and its customer are currently engaged in settlement discussions. Based upon the current discussions, the Company is contemplating a settlement which would result in its customer paying the Company less than what has previously been invoiced. Accordingly, the resolution would negatively impact future financial results but would not have a material adverse effect on the Company's consolidated financial position. If a resolution cannot be reached, the arbitration hearing has been rescheduled for the first half of 1998.

                  ____________________________________________
                  ____________________________________________

                           PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

     In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management ("IDEM") relating to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. These transportation activities occurred prior to the acquisition of such subsidiaries by the Company. During the third quarter of 1997, the Company's subsidiaries became parties to an Agreed Order for Remedial Investigation/Feasibility Study and the Four County Landfill Site Participation Agreement ("Participation Agreement"). A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties; however, because the law assigns joint and several liability among the responsible parties, although unlikely, any one of them, including the Company's subsidiaries, could be assessed the entire cost of the remediation. Currently, no remedy has been selected. As such, the extent of any ultimate liability of any of the Company's subsidiaries is currently unknown.

     When the Company concludes that it is probable that a liability has been incurred, a provision is made in the Company's financial statements for the Company's best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company provides for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, the Company accrued a liability of approximately $941,000 in the fourth quarter of 1995 relating to this matter. The Company's estimates are revised, as deemed necessary, as additional information becomes known. The Company anticipates obtaining additional information over the next several months by reason of, among other things, having entered into the Participation Agreement.

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

         The Company and Shattuck are currently engaged in settlement discussions. Based upon the current discussions, the Company is contemplating a settlement which would result in Shattuck paying the Company less than what has previously been invoiced. Accordingly, the resolution would negatively impact future financial results but would not have a material adverse effect on the Company's consolidated financial position. If a resolution cannot be reached, the arbitration hearing has been rescheduled for the first half of 1998.

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

Item 5.  Other Information

     None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              10.64 Fourth Amendment to Loan Agreement dated July 15, 1997, among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as agent.

         (b)  Reports on Form 8-K
              None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN WASTE SERVICES, INC.
                              (Registrant)



Date:   August 12, 1997       By:    /s/ Timothy C. Coxson
     ---------------------        ------------------------------------------
                              Timothy C. Coxson, Executive Vice President,
                              Finance, Chief Financial Officer and Treasurer
                              (Principal Financial and Accounting Officer
                              and Duly Authorized Officer)