Form 10-Q
period 1997-09-30
AMERICAN WASTE SERVICES INC
filed 1997-11-13
CIK 866730

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

               For the quarterly period ended September 30, 1997

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

The registrant had 25,300,278 shares of its Class A Common Stock and 5,124,888 shares of its Class B Common Stock outstanding as of November 1, 1997.

================================================================================

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                            Page
                                                                            ----

PART I.    FINANCIAL INFORMATION

   Item 1. Financial Statements

   Condensed Consolidated Statements of Operations for the Three and Nine
   Months Ended September 30, 1997 and 1996 (Unaudited)....................    3

   Condensed Consolidated Balance Sheets at September 30, 1997 and
   December 31, 1996 (Unaudited)...........................................    4

   Condensed Consolidated Statements of Cash Flows for the Nine
   Months Ended September 30, 1997 and 1996 (Unaudited)....................    5

   Notes to Condensed Consolidated Financial Statements (Unaudited)........    6

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................   10

PART II.   OTHER INFORMATION

   Item 1. Legal Proceedings...............................................   17

   Item 2. Changes in Securities...........................................   17

   Item 3. Defaults upon Senior Securities.................................   17

   Item 4. Submission of Matters to a Vote of Security Holders.............   17

   Item 5. Other Information...............................................   17

   Item 6. Exhibits and Reports on Form 8-K................................   18

SIGNATURE..................................................................   19

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)

                                               Three Months Ended            Nine Months Ended
                                                  September 30,                 September 30,
                                            ------------------------      ------------------------
                                               1997           1996           1997           1996
                                            ---------      ---------      ---------      ---------
Net operating revenues...................   $ 22,405       $ 22,317       $ 59,003       $ 58,059

Cost and expenses:
Cost of operations.......................     16,908         17,371         48,342         46,237
Selling, general and administrative
  expense................................      3,821          3,051          9,690          8,187
                                            ---------      ---------      ---------      ---------

Income from operations...................      1,676          1,895            971          3,635

Other income (expense):
Interest expense.........................       (100)           (47)          (215)          (118)
Other income, net........................        393            147            865            545
                                            ---------      ---------      ---------      ---------

Income before income taxes...............      1,969          1,995          1,621          4,062
Provision for income taxes...............        443            717            373          1,544
                                            ---------      ---------      ---------      ---------
Net income...............................   $  1,526       $  1,278       $  1,248       $  2,518
                                            =========      =========      =========      =========

Net income (loss) per share..............   $    .05       $    .04       $    .04       $    .08
                                            =========      =========      =========      =========

Weighted average shares outstanding
  (Note 2)...............................     30,425         30,313         30,379         30,251
                                            =========      =========      =========      =========

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

                                                                           September 30,           December 31,
                                                                               1997                   1996
                                                                           -------------           ------------
Assets
------
Current assets:
 Cash and cash equivalents......................................             $  2,013                $  4,286
 Accounts receivable, net.......................................               16,231                  14,510
 Prepaid expenses and other current assets......................                3,312                   3,216
                                                                             --------                --------
  Total current assets..........................................               21,556                  22,012

Properties and equipment, less accumulated depreciation
 and amortization of $49,970 in 1997 and $45,759 in 1996........               92,952                  89,637
Deposits........................................................                2,722                   2,314
Costs in excess of fair market value of net assets of acquired
 businesses, net................................................                3,065                   3,193
Other assets, net...............................................                  247                     307
                                                                             --------                --------
  Total assets..................................................             $120,542                $117,463
                                                                             ========                ========

Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
 Current portion of long-term debt..............................             $    282                $    305
 Accounts payable...............................................                7,048                   8,495
 Accrued payroll and other compensation.........................                1,368                   1,076
 Accrued income taxes...........................................                  278                     315
 Other accrued taxes............................................                1,190                   2,127
 Accrued closure costs and post-closure costs...................                  162                   1,267
 Other liabilities and accrued expenses.........................                2,434                   2,144
                                                                             --------                --------
  Total current liabilities.....................................               12,762                  15,729

Long-term debt..................................................                7,982                   3,836
Deferred income taxes...........................................                7,615                   7,757
Accrued closure costs and post-closure monitoring costs.........               17,287                  16,932
Other noncurrent liabilities....................................                2,151                   2,277

Shareholders' equity (Note 3):
 Preferred stock, no par value..................................                   --                      --
 Class A Common Stock, no par value.............................               64,267                  63,702
 Class B Common Stock, no par value.............................                  780                     780
 Retained earnings..............................................                7,878                   6,630
 Treasury Stock, Class B Common Stock, at cost..................                 (180)                   (180)
                                                                             --------                --------
   Total shareholders' equity...................................               72,745                  70,932
                                                                             --------                --------
   Total liabilities and shareholders' equity...................             $120,542                $117,463
                                                                             ========                ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                             Nine Months Ended
                                                                                                September 30,
                                                                                       -------------------------------
                                                                                         1997                   1996
                                                                                       -------                --------
Operating activities:
 Net income (loss).......................................................              $ 1,248                $  2,518
 Reconciliation of net income to cash provided by operating activities:
   Depreciation and amortization.........................................                5,699                   5,244
   Provision for accrued closure costs and
    post-closure monitoring costs........................................                  354                     492
   Provision for deferred income taxes...................................                 (162)                   (160)
   Provision for losses on accounts receivable...........................                  718                     164
   Gain on sales of fixed assets.........................................                 (262)                   (117)
   Changes in assets and liabilities:
      Decrease in accounts receivable....................................               (2,439)                  1,201
      Increase in prepaid expenses and other current assets..............                  (96)                   (206)
      (Increase) decrease in refundable income taxes.....................                   --                   5,519
      Increase in other assets...........................................                   (6)                    (17)
      Increase (decrease) in accounts payable............................               (1,447)                  2,917
      Increase in accrued payroll and other compensation.................                  292                     442
      Increase (decrease) in accrued income taxes........................                  (37)                  1,429
      Decrease in other accrued taxes....................................                 (937)                   (287)
      Increase (decrease) in other liabilities and accrued expenses......                  855                    (222)
      Decrease in accrued closure costs and post-closure
         monitoring costs................................................               (1,105)                   (186)
      Decrease in other noncurrent liabilities...........................                  (96)                   (203)
                                                                                       -------                --------
      Net cash provided by operating activities..........................                2,579                  18,528
                                                                                       -------                --------

Investing activities:
 Capital expenditures....................................................               (8,991)                (15,635)
 Proceeds from sales of fixed assets.....................................                  425                     927
 (Increase) decrease in deposits, net....................................                 (409)                  2,832
                                                                                       -------                --------
      Net cash used in investing activities..............................               (8,975)                (11,876)
                                                                                       -------                --------

Financing activities:
 Proceeds from issuance of long-term debt................................                5,950                   2,000
 Repayments of long-term debt............................................               (1,827)                 (7,491)
                                                                                       -------                --------
    Net cash used in financing activities................................                4,123                  (5,491)
                                                                                       -------                --------

Increase (decrease) in cash and cash equivalents.........................               (2,273)                  1,161
Cash and cash equivalents at beginning of year...........................                4,286                   5,186
                                                                                       -------                --------
Cash and cash equivalents at end of period...............................              $ 2,013                $  6,347
                                                                                       =======                ========

See accompanying notes to condensed consolidated financial statements.

                 AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                               September 30, 1997

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

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of September 30, 1997, and the results of operations and cash flows for the interim periods presented.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Net Income Per Share

Net income per share has been computed using the weighted average number of common and common equivalent shares outstanding each period which amounted to 30,425,000 and 30,313,000 in the third quarter of 1997 and 1996, respectively, and 30,379,000 and 30,251,000 in the first nine months of 1997 and 1996, respectively. Common equivalent shares, which represent shares issuable upon the exercise of outstanding stock options, totaled -0- and 171,000 in the third quarter of 1997 and 1996, respectively, and 10,000 and 156,000 in the first nine months of 1997 and 1996, respectively.

Note 3. Shareholders' Equity

The Company sponsors a defined contribution profit sharing plan that is qualified under Section 401(k) of the Internal Revenue Code (the "Plan").
During February 1997, the Company issued 282,808 shares of Class A Common Stock to the Plan to satisfy its liability of $565,000 for 1996 Company contributions.

Note 4. Debt

During the first nine months of 1997 the Company borrowed $4.4 million under its revolving credit facility, primarily to fund capital expenditures for the collection, disposal and transportation operations. The amount outstanding at September 30, 1997 under the revolving credit facility was $15.2 million, including $8.2 million in letters of credit. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure costs and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility. (See Note 6. Closure Costs and Post-Closure Monitoring Costs.)

Note 5. Legal Matters

On or about October 3, 1991, one shareholder owning 100 shares of stock brought suit against the Company and others on behalf of himself and a purported class of other shareholders in the United States District Court for the Southern District of New York. The suit alleged that the Company, the signatories to the registration statements filed with the Securities and Exchange Commission during October 1990, and the Company's underwriters violated federal securities laws in connection with the Company's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleged misrepresentations and failure to disclose allegedly material information concerning the nature of the Company's market; the size of the Company's market; the Company's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making the Company especially vulnerable to local conditions and competition; the Company's failure to set forth the present and imminent competition; and the Company's growth. The Plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of the Company's stock following the public offering, and rescission.

On September 26, 1997 the Court granted the defendants' Motion for Summary Judgment and dismissed Plaintiff's case. On October 25, 1997, pursuant to the federal rules of appellate procedure, Plaintiff filed a Notice of Appeal.

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

The Company has resolved its previously disclosed dispute with The S.W. Shattuck Company, Inc. ("Shattuck") regarding a remediation project in Denver, Colorado. Although the settlement requires Shattuck to pay the Company less than the amount requested by the Company in the arbitration proceeding resulting in a $.5 million pre-tax charge in the third quarter of 1997, the resolution provides for payment assurances from Shattuck's shareholder and also provides for the Company to perform additional services for Shattuck with regard to the project on a time and materials basis at the Company's standard rates. The charge is included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 1997 and nine months ended September 30, 1997 under the caption "Selling, general and administrative expense."

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

Note 6. Closure Costs and Post-Closure Monitoring Costs

The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio Environmental Protection Agency ("Ohio EPA") require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure costs for a period of up to 30 years after the landfill is closed. As a result of the above-described requirements, the Company has future financial obligations with regard to closure costs and post-closure costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1996, the Company estimated that the total closure costs and post-closure costs it will incur for all of its disposal facilities is approximately $31.2 million; however, in accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide approximately $32.7 million of financial assurances to the State of Ohio. The Company utilizes insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1997 the Company deposited approximately $.3 million into the trust to fund a portion of the current financial assurance obligation for that facility. Such fund, which is recorded by the Company at cost which approximates market value, is included in the Consolidated Balance Sheets under the caption "Deposits" and amounted to approximately $2.7 million and $2.3 million at September 30, 1997 and December 31, 1996, respectively. The funds in the trust are invested primarily in short-term securities, commercial paper or certificates of deposit with investment earnings accruing to the benefits of the Company. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

Note 7.  Other

During the third quarter of 1997, the Company recorded a favorable pre-tax adjustment of $.9 million to "Other accrued taxes" as a result of a settlement of disputed real estate taxes associated with the Company's East Liverpool landfill for the years 1992 through 1997. This adjustment is included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 1997 and the nine months ended September 30, 1997 under the caption "Cost of operations."

During the third quarter of 1997 the Company also recognized $.3 million of pre-tax income as a result of a payment from a customer in consideration for the Company releasing the customer from future contractual disposal obligations. This amount is included in the Condensed Consolidated Statements of Operations for the three months ended September 30, 1997 and nine months ended September 30, 1997 under the caption "Other income."



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

Liquidity and Capital Resources
-------------------------------

During the first nine months of 1997 the Company utilized existing cash and borrowings under its revolving credit facility to meet operating needs, repay indebtedness and fund capital expenditure programs. Capital spending totaled $9.0 million for the first nine months of 1997 which was principally related to the purchase of equipment for the Company's collection and transportation operations and continued landfill development. During 1997 the Company's capital spending is expected to range from $10 million to $12 million. Capital expenditures in 1997 will relate principally to landfill development, acquiring transportation equipment, replacing equipment or acquiring additional equipment to support disposal operations, acquiring equipment associated with collection services, and engineering and construction costs related to regulatory compliance at the Company's landfills. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time to make significant capital and operating expenditures.

The Company maintains an $18 million unsecured revolving credit facility with two banks. Such facility provides for revolving credit loans and/or term loans payable quarterly with a final maturity date no later than December 31, 2003.
On December 31, 2000 the Company must convert any outstanding revolving credit loans into term loans payable quarterly with a final maturity date no later than December 31, 2003. The agreement also provides for the issuance of letters of credit up to an aggregate amount of $13 million until December 31, 2000. On July 15, 1997, the Company amended the agreement to increase the borrowing capacity under the facility to $23 million until December 31, 1997 at which time the Company's borrowing capacity under the credit facility will revert back to $18 million.

Borrowings under the agreement bear interest at prime or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 3/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount of borrowings outstanding under the revolving credit facility at September 30, 1997 and December 31, 1996 was $7.0 million and $2.6 million, respectively. The Company also had $8.2 million and $8.0 million in outstand-ing letters of credit at September 30, 1997 and December 31, 1996, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility.

As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1996, the Company estimated that the total closure costs and post-closure costs it will incur for all of its disposal facilities is approximately $31.2 million. The Company currently estimates expenditures for closure and post-closure costs during 1997 to be $1.3 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to ultimately provide $32.7 million of financial assurances to the State of Ohio relating to such costs; however, such financial assurances are reduced by actual expenditures. The Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1997 the Company deposited approximately $.3 million into the trust fund to satisfy the current financial assurance obligation for that facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

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

Results of Operations
---------------------

Overall performance

Net operating revenues in the third quarter of 1997 were $22.4 million compared with $22.3 million in the prior year's third quarter. During the third quarter of 1997 the Company recorded net income of $1.5 million or $.05 per share compared with net income of $1.3 million or $.04 per share for the third quarter of 1996. For the first nine months of 1997, net operating revenues were $59 million compared with $58.1 million for the first nine months of 1996. During the first nine months of 1997, the Company recorded net income of $1.2 million, or $.04 per share, compared with net income of $2.5 million, or $.08 per share, for the first nine months of 1996. Net operating revenues and operating income for the Company's business segments were as follows (in thousands):


                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
                                       ------------------    -----------------
                                        1997       1996       1997       1996
                                       -------    -------    -------   -------
Net operating revenues:
Integrated waste management and
 environmental services.............   $17,573    $17,848    $46,297   $46,085
Transportation of general and bulk
 commodities........................     3,245      2,948      9,704     9,084
Other businesses (1)................     1,587      1,521      3,002     2,890
                                       -------    -------    -------   -------
                                       $22,405    $22,317    $59,003   $58,059
                                       =======    =======    =======   =======

Operating income (loss) (2):
Integrated waste management and
 environmental services.............   $ 2,690    $ 2,864    $ 4,663   $ 7,372
Transportation of general and bulk
 commodities........................       148        136        505       283
Other businesses (1)................       596        467        669       505
                                       -------    -------    -------   -------
                                         3,434      3,467      5,837     8,160

Interest expense....................      (100)       (47)      (215)     (118)
Interest income.....................        73         88        211       309
General corporate expenses..........    (1,438)    (1,513)    (4,212)   (4,289)
                                       -------    -------    -------   -------
Income (loss) before income taxes...   $ 1,969    $ 1,995    $ 1,621   $ 4,062
                                       =======    =======    =======   =======

(1)  Other businesses include the operation of a public golf course.

(2) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Performance in the Third Quarter of 1997 compared with the Third Quarter of 1996
--------------------------------------------------------------------------------

Segment performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, decreased to $17.6 million in the third quarter of 1997 from $17.8 million in the third quarter of the prior year. Net operating revenues of the technical environmental services businesses decreased during the third quarter of 1997 compared with the third quarter of 1996 primarily due to a significant decline in the level of engineering, consulting and remediation services provided, partially offset by a slight increase in laboratory services. Net operating revenues of the disposal operations, including disposal brokerage, increased slightly compared to the prior year quarter primarily as a result of an increase in the disposal brokerage business partially offset by a decrease in the disposal volumes accepted at the Company's landfills and slightly lower average disposal rates. Net operating revenues of the transportation operations increased in the current quarter compared with the prior year quarter primarily as a result of an increase in transportation brokerage and an increase in revenues associated with the transportation of hazardous waste. Net operating revenues of the Company's collection services increased significantly in the current quarter compared with the prior year quarter because the Company's collection operations had just begun in the third quarter of 1996.

The integrated waste management and environmental services segment reported operating income of $2.7 million in the current quarter compared with operating income of $2.9 million in the prior year quarter. The decrease was primarily attributable to an operating loss incurred in the third quarter of 1997 by the technical environmental services business compared with operating income in the prior year quarter. The operating loss incurred by the technical environmental services business was primarily attributable to a settlement of a dispute regarding a remediation project in Denver, Colorado which resulted in a pre-tax charge of $.5 million. Also contributing to the operating loss was a reduction in net operating revenues from engineering, consulting and remediation services. The disposal operations recorded increased operating income in the third quarter of 1997 compared with the prior year quarter primarily as a result of recognizing pre-tax income of $.9 million relating to a settlement of disputed real estate taxes associated with the Company's East Liverpool landfill for the years 1992 through 1997. The disposal operations also recognized $.3 million of pre-tax income as a result of a payment from a customer in consideration for the Company releasing the customer from future contractual obligations. Operating income of the disposal operations also increased as a result of an increase in disposal brokerage business. The transportation operations recorded a slight increase in operating income in the third quarter of 1997 compared to the prior year primarily as a result of an increase in the Company's transportation brokerage business.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $3.2 million in the third quarter of 1997 compared with $2.9 million in the third quarter of 1996. Operating income increased to $148,000 in the third quarter of 1997 from $136,000 in the third quarter of the prior year primarily as a result of increased business.

Interest expense

Interest expense was $100,000 in the third quarter of 1997 compared to $47,000 in the third quarter of the prior year. The increase was primarily attributed to an increase in the amount of principal outstanding under the Company's revolving credit facility. During the third quarter of 1997 interest costs totaling $119,000 were capitalized compared with $37,000 in the third quarter of the prior year.

General corporate expenses

General corporate expenses were $1.4 million in the third quarter of 1997 compared to $1.5 million in the prior year quarter.

Net income

The Company recorded net income of $1.5 million in the third quarter of 1997 compared with net income of $1.3 million in the third quarter of the prior year primarily as a result of the foregoing. The provision for income taxes for the third quarter of 1997 was $.4 million compared with $.7 million for the third quarter of 1996. The Company's overall effective tax rate, including the effect of state income tax provisions, was 22.5% in the third quarter of 1997 compared to 35.9% in the prior year's third quarter. The effective tax rate decreased as a result of tax credits associated with the sale of landfill gas produced at the Company's landfill gas extraction facility, which credits the Company expects to utilize in 1997.

Performance in the First Nine Months of 1997 compared with the First Nine Months
--------------------------------------------------------------------------------
of 1996
-------

Segment Performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services were $46.3 million for the first nine months of 1997 compared with $46.1 million for the first nine months of the prior year. The Company's transportation operations recorded increased net operating revenues primarily as a result of an increase in the transportation of hazardous and industrial waste. Net operating revenues of the Company's collection services were significantly higher in the first nine months of 1997 compared with the first nine months of 1996 because the Company's collection operations did not commence until the third quarter of 1996. The Company's technical environmental services businesses recorded lower net operating revenues in the first nine months of 1997 compared with the first nine months of the prior year primarily as a result of a significant decline in the level of engineering, consulting and remediation services provided. The disposal operations recorded slightly lower net operating revenues for the first nine months of 1997 compared with the first nine months of the prior year primarily as a result of a decrease in the disposal brokerage business and lower average disposal rates partially offset by an increase in the volume of waste accepted at the Company's landfills.

Operating income of the integrated waste management and environmental services segment was $4.7 million for the first nine months of 1997 compared with $7.4 million for the first nine months of 1996. The decrease in operating income was primarily the result of a significant operating loss incurred by the technical environmental services business for the first nine months of 1997 compared with operating income for the first nine months of 1996. The operating loss of the technical environmental services business was primarily attributed to losses incurred during the first quarter of 1997 in connection with a remediation project in Denver, Colorado as well as a pre-tax charge of $.5 million during the third quarter of 1997 relating to the settlement of a dispute regarding the project. The operating loss of the technical environmental services business was also attributed to decreased levels of engineering, consulting and remediation services provided. The disposal operations recorded increased operating income for the first nine months of 1997 compared with the first nine months of the prior year, primarily as a result of recognizing pre-tax income of $.9 million relating to a settlement of disputed real estate taxes associated with the Company's East Liverpool landfill for the years 1992 through 1997 and the Company recognizing $.3 million of pre-tax income as a result of a payment from a customer in consideration for the Company releasing the customer from future contractual obligations. This increase was partially offset by a decrease in operating income of the Company's disposal brokerage operations. Operating income of the transportation operations increased in the first nine months of 1997 compared to the first nine months of the prior year primarily as a result of increased transportation of hazardous and industrial waste. The collection services, which commenced operations in the third quarter of 1996, incurred an operating loss for the first nine months of 1997.

The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $9.7 million in the first nine months of 1997 compared with $9 million in the first nine months of 1996. The increase in net operating revenue is primarily the result of transporting increased volumes of general and bulk commodities. Operating income increased to $.5 million in the first nine months of 1997 from $.3 million in the first nine months of 1996 primarily as a result of the increase in the volume of business.

Interest expense

Interest expense was $215,000 in the first nine months of 1997 compared to $118,000 in the first nine months of 1996. The increase was primarily attributed to an increase in the amount of principal outstanding under the Company's revolving credit facility. During the first nine months of 1997 interest costs totaling $332,000 were capitalized compared with $238,000 in the first nine months of the prior year.

General corporate expenses

General corporate expenses were $4.2 million in the first nine months of 1997 compared with $4.3 million in the first nine months of the prior year.

Net income

The Company recorded net income of $1.2 million for the first nine months of 1997 compared with net income of $2.5 million for the first nine months of the prior year primarily as a result of the foregoing. The provision for income taxes for the first nine months of 1997 was $.3 million compared with $1.5 million for the first nine months of 1996. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 23% for the first nine months of 1997 compared with 38% for the first nine months of 1996. The effective tax rate decreased as a result of tax credits associated with the sale of landfill gas produced at the Company's landfill gas extraction facility, which tax credits the Company expects to utilize in 1997.

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

Competitive pressures within the environmental industry continue to impact the financial performance of the Company's disposal, transportation and technical environmental services operations. Increases in additional disposal capacity within the industry and aggressive pricing strategies of competitors could result in a decline in disposal rates and/or disposal volumes. Additionally, the Company has experienced a continuing decline in the rates which customers are willing to pay for its technical environmental and transportation services because of market conditions and increasing competition. The Company believes that competitive pressures will continue to impact the future financial performance of its operations.

The Company operates a landfill gas extraction facility at its American landfill that began production in September 1996. In November 1996 the Company entered into a contract for the sale of all of the landfill gas, the principal component of which is methane. The production and sale of the landfill gas is expected to entitle the Company to qualify for tax credits from the production of fuel from a nonconventional source. These tax credits, which under current legislation expire at the end of 2007, could significantly reduce the Company's overall effective tax rate.


                  ____________________________________________

                  ____________________________________________

                           PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         On or about October 3, 1991, one shareholder owning 100 shares of stock brought suit against the Company and others on behalf of himself and a purported class of other shareholders in the United States District Court for the Southern District of New York. The suit alleged that the Company, the signatories to the registration statements filed with the Securities and Exchange Commission during October 1990, and the Company's underwriters violated federal securities laws in connection with the Company's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleged misrepresentations and failure to disclose allegedly material information concerning the nature of the Company's market; the size of the Company's market; the Company's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making the Company especially vulnerable to local conditions and competition; the Company's failure to set forth the present and imminent competition; and the Company's growth. The Plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of the Company's stock following the public offering, and rescission.

         On September 26, 1997 the Court granted the defendants' Motion for Summary Judgement and dismissed Plaintiff's case. On October 25, 1997, pursuant to the federal rules of appellate procedure, Plaintiff filed a Notice of Appeal.

         The Company has resolved its previously disclosed dispute with The S.W. Shattuck Company, Inc. ("Shattuck") regarding a remediation project in Denver, Colorado. Although the settlement requires Shattuck to pay the Company less than the amount requested by the Company in the arbitration proceeding resulting in a $.5 million pre-tax charge in the third quarter of 1997, the resolution provides for payment assurances from Shattuck's shareholder and also provides for the Company to perform additional services for Shattuck with regard to the project on a time and materials basis at the Company's standard rates.

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

         None

Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              September 15, 1997 - Settlement with The S. W. Shattuck Company regarding a remediation project in Denver, Colorado.

              September 26, 1997 - Securities litigation dismissed.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              AMERICAN WASTE SERVICES, INC.
                              (Registrant)



Date:   November 12, 1997         By:   /s/ Timothy C. Coxson
     _______________________         ___________________________________________
                                  Timothy C. Coxson, Executive Vice President,
                                  Finance, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)