Form 10-K405
period 1997-12-31
AMERICAN WASTE SERVICES INC
filed 1998-03-25
CIK 866730

                                     1997

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                        ______________________________

                                   FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission File Number 1-10599
                        ______________________________

                         AMERICAN WASTE SERVICES, INC.
            (Exact name of registrant as specified in its charter)

                  Ohio                                 34-1602983
      (State or other jurisdiction                  (I.R.S. Employer
   of incorporation or organization)              Identification No.)

                  One American Way, Warren, Ohio  44484-5555
           (Address of principal executive offices)       (Zip Code)

      Registrant's telephone number, including area code:  (330) 856-8800

          Securities registered pursuant to Section 12(b) of the Act:

                                                          Name of Each Exchange
       Title of Each Class                                 on Which Registered
       -------------------                                ----------------------
Class A Common Stock, no par value                       New York Stock Exchange

          Securities registered pursuant to Section 12(g) of the Act:

                                     None

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   x     No
                                        -----      -----

The aggregate market value of Class A Common Stock of the registrant held by non-affiliates on February 9, 1998 was $91.4 million. Assuming that the market value of the Company's Class B Common Stock was the same as its Class A Common Stock by reason of its one-to-one conversion rights, the market value of Class B Common Stock of the registrant held by non-affiliates on February 9, 1998 was $.7 million. The registrant had 25,300,608 shares of its Class A Common Stock and 5,124,558 shares of its Class B Common Stock outstanding as of March 2, 1998.

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

                       _________________________________

                               TABLE OF CONTENTS

Part I
                                                                            Page
                                                                            ----
 Item 1.      Business....................................................     1
 Item 2.      Properties..................................................    12
 Item 3.      Legal Proceedings...........................................    13
 Item 4.      Submission of Matters to a Vote of
              Security Holders............................................    14

 Executive Officers of the Registrant.....................................    14

Part II

 Item 5.      Market for the Registrant's Common Equity
              and Related Stockholder Matters.............................    15
 Item 6.      Selected Financial Data.....................................    16
 Item 7.      Management's Discussion and Analysis of
              Financial Condition and Results
              of Operations...............................................    17
 Item 8.      Financial Statements and Supplementary
              Data........................................................    23
 Item 9.      Changes in and Disagreements with
              Accountants on Accounting and
              Financial Disclosure........................................    38

Part III
 Item 10.     Directors and Executive Officers of the
              Registrant..................................................    39
 Item 11.     Executive Compensation......................................    41
 Item 12.     Security Ownership of Certain Beneficial
              Owners and Management.......................................    43
 Item 13.     Certain Relationships and Related...........................    44
              Transactions

Part IV
 Item 14.     Exhibits, Financial Statement Schedules,
              and Reports on Form 8-K.....................................    45

Signatures................................................................    47

                                    PART I

ITEM 1.  BUSINESS

Merger
------

  On February 6, 1998, the Company entered into a definitive Agreement and Plan of Merger pursuant to which the Company will merge with a wholly owned subsidiary of USA Waste Services, Inc. ("USA Waste"). Prior to the merger, the Company will contribute its transportation, technical services, waste disposal brokerage and management, and golf course and related operations together with certain other assets and liabilities of the parent corporation into a wholly owned subsidiary, Avalon Holdings Corporation ("Avalon"). After Avalon's stock has been registered with the Securities and Exchange Commission, it will be distributed in the form of a dividend from the Company on a corresponding and pro rata basis to the Company's stockholders immediately prior to the merger being consummated. The transaction will provide for the Company's stockholders to receive $4.00 per share in cash plus stock in Avalon. Upon consummation of the merger, the Company will become a wholly owned subsidiary of USA Waste.

  Ronald E. Klingle, Chairman and Chief Executive Officer of the Company, Darrell D. Wilson, President and Chief Operating Officer of the Company, and other executive officers of the Company will resign their positions with the Company and will assume similar positions with Avalon.

  The proposed merger has been approved by the Boards of AWS and USA Waste. Approval by the Company's stockholders is required, in addition to regulatory reviews and approvals and other customary closing conditions. The parties expect to complete the transactions during the second quarter of 1998.

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

  During the third quarter of 1997, through a newly organized subsidiary, American Landfill Management, Inc. ("ALMI"), the Company started a captive landfill management operation.

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

Waste Disposal Services
-----------------------

  It is the Company's policy to make its landfills available, on a priority basis: first, for waste generated by the local communities in which its landfills are located; and second, for the state's disposal needs. Any remaining capacity is utilized for out-of-state waste. The Company believes this policy has enabled it to maintain good relations with the communities in which its landfills operate and governmental authorities. During 1997, 1996 and 1995 approximately 71%, 78% and 66%, respectively, of the waste received by its landfills was generated in the State of Ohio.

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

  In May 1996, ALI received an expansion permit that increased the disposal capacity of the landfill to approximately 23 million cubic gross air yards, thereby significantly increasing the life of the landfill. During 1997, 1996 and 1995 ALI operated, on average, at approximately 55%, 52% and 50%, respectively, of its permitted daily waste receipt limit. Municipal solid waste represented approximately 54%, 60% and 54%, respectively, and special waste represented approximately 46%, 40% and 46%, respectively, of the total volume of waste disposed of at ALI during 1997, 1996 and 1995.

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

  The Company completed construction of a landfill gas extraction facility at its American landfill and began production in September 1996. The production and sale of the landfill gas entitle the Company to qualify for tax credits from the production of fuel from a nonconventional source.

   On March 1, 1995, the Company received a final Permit to Install ("PTI") from the Ohio EPA to upgrade the Mahoning landfill facility to comply with "best available technology" standards. The final PTI increased Mahoning Landfill, Inc.'s daily waste receipts limit to 2,500 tons per day from 1,500 tons per day and increased the Mahoning landfill's total capacity to approximately 10 million cubic gross air yards. In 1997, 1996 and 1995 MLI operated, on average, at approximately 26%, 21% and 20%, respectively, of its permitted daily waste receipt limit of 2,500 tons per day.

  In light of market conditions, regulatory requirements and other business factors, in 1995 ELLI determined that the significant capital investment necessary to develop the East Liverpool landfill facility in the foreseeable future was not economically justified. Although this facility has permitted capacity of approximately 13.7 million cubic gross air yards, as a result of the decision not to further develop the facility in the foreseeable future, it has very limited airspace currently available for waste disposal. The Company significantly reduced the quantity of waste accepted for disposal commencing in July 1996. In 1995 the East Liverpool landfill operated, on average, at approximately 28% of its current permitted daily waste receipt limit. Both municipal solid waste and special waste may be disposed of at the East Liverpool landfill.

  The Company estimates that the remaining permitted disposal capacity of its facilities is approximately 30 million cubic gross air yards. Such overall disposal capacity does not include approximately 13.6 million cubic gross air yards of permitted capacity at the Company's East Liverpool landfill which the Company does not intend to develop in the foreseeable future. The relationship of the compactability and weight of waste to the amount of air space utilized to dispose of the waste can vary significantly between different categories of waste which otherwise meet the Company's permits and disposal standards. As a result, the actual volume of waste (measured in either cubic yards or tons) that the Company is able to dispose of will depend upon the mix of waste accepted, its weight and compactability, operating practices and the airspace utilized by cover material. The Company does not have any guidelines respecting acceptance of waste based upon compactability and accepts all categories of waste which otherwise meet its permit and disposal standards.

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

  Residential and commercial garbage and refuse is delivered to the landfills for disposal either directly after collection, or in certain cases, from regional transfer stations. In addition, individuals bring small loads of garbage or refuse to the facilities. Employees of the Company visually inspect all garbage and refuse at the landfill for any irregularities which would warrant further investigation or rejection.

  Cell preparation; Waste Disposal; Cell Closure. The Company disposes of special waste and municipal solid waste at its landfill facilities in a series of "cells", which it prepares by excavating earth to a layer of naturally present clay. This clay is highly impermeable and thus prevents liquids from seeping through the base of the landfill and mixing with the groundwater. ALI's, MLI's and ELLI's permits, as well as The United States Environmental Protection Agency's "Subtitle (D) Regulations," require the use of a composite liner system consisting of clay and synthetic materials and a leachate collection system in connection with the construction of new cells where no previous waste placement activities have occurred. Cell preparation procedures at the Company's disposal facilities comply with such requirements and their respective permits.

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

  At the end of each day, the Company covers the waste deposited in each cell with either a layer of earthen material, which applicable regulations require to be at least six inches thick, or an approved synthetic daily cover. Use of synthetic daily cover provides more efficient utilization of disposal capacity. Once a portion of a landfill reaches its permitted capacity, or is otherwise closed, it is covered with clay, synthetic material, topsoil, other earthen materials and vegetation in accordance with applicable permits, licenses and regulations.

  The disposal of yard waste in sanitary landfills is restricted. In order to provide yard waste management services to its customers, the Company operates a Class IV yard waste composting facility at its American landfill and has instituted yard waste restriction programs at all three landfill facilities.

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

  As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1997, the Company estimates that the remaining total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $30.2 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to provide approximately $31.7 million of financial assurances to the State of Ohio; however, such financial assurances are reduced by actual expenditures.
The Company utilizes insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company utilizes a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility.

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

  The Company estimates that approximately 8%, 7% and 7% of the net operating revenues of the integrated waste management and environmental services segment involved hauling waste to the Company's landfills during 1997, 1996 and 1995, respectively. The Company also transports hazardous waste to waste treatment and disposal facilities owned by third parties. In providing this service, the Company utilizes a variety of trucks, dump trailers, tankers and other equipment specially designed and constructed to transport hazardous waste. All drivers engaged in the transportation of hazardous waste for the Company have completed all training mandated by applicable governmental regulations. Each driver also attends safety meetings on approximately a quarterly basis and each possesses all required governmental certificates. The transportation of hazardous waste represented approximately 22%, 20% and 22% of the net operating revenue of the integrated waste management and environmental services business segment in 1997, 1996 and 1995, respectively. Carriers of hazardous waste can be held responsible under environmental laws and regulations for improper handling of such waste. See Item
1. "Environmental Regulations."

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

  Dart is a fully licensed hazardous and nonhazardous waste carrier. Approximately 60%, 59% and 62% of the revenue generated by Dart in 1997, 1996 and 1995, respectively, related to the transportation of waste. Hazardous waste represented 67%, 66% and 66% of Dart's waste transportation revenues in 1997, 1996 and 1995, respectively.

  Dart, which is licensed as a common carrier in 49 states and several provinces of Canada, derived 40%, 41% and 38% of its revenues in 1997, 1996 and 1995, respectively, from the transportation of bulk commodities, such as coal, salt, sand and ash, as well as steel products and heavy machinery. A common carrier engaged in the transportation of goods owned by others is subject to federal and state regulations which establish operating and safety standards. Carriers are liable for loss of or damage to goods entrusted to their care. Public liability and property damage insurance is compulsory.

  A majority of the truck power units, and a substantial number of the trailers, used by Dart are owned and operated by independent truckers who receive a negotiated percentage of the gross revenue from the carriage. Most of the approximately 80-100 independent truckers who provide services for Dart have been doing so for a number of years. These independent truckers pay for fuel and all other expenses with the exception of automotive insurance, hazardous waste permits, special equipment required to carry hazardous waste and other safety equipment, all of which are provided by Dart. Equipment used by the independent truckers is inspected at least annually and is subject to random inspections by Dart. See Item 2. "Properties."

  Dart leases roll-off containers to customers that fill the containers with waste as it is generated. Using specially designed trailers, Dart periodically picks up and replaces the containers, which it transports to the Company's landfills or other approved facilities for disposal. As is the case with any waste accepted for disposal at a Company facility, the Company carefully monitors the waste deposited in the roll-off containers. See Item 1. "Waste Disposal Operations." All hazardous waste is transported by roll-off trailers, specialized tanker, van, dump or flatbed trailers to treatment and disposal facilities owned by third parties. See Item 2. "Properties."

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

Collection Services
-------------------

  During the third quarter of 1996, the Company, through newly organized subsidiaries, American Waste, Inc., American Waste of Mahoning Valley, Inc., and American Waste of Northeast Ohio, Inc., started commercial collection operations with the intent to begin residential collection in the future. The Company has initially targeted local markets in which the Company's American and Mahoning landfills are located. The Company expects its collection operations to provide its disposal facilities with municipal solid waste which the Company's landfills may not otherwise receive.

Consulting, Analytical and Remediation Services
-----------------------------------------------

  The Earth Sciences Companies provide a wide range of technical environmental services including environmental impact studies, landfill design, permitting, site assessments, waste management and minimization consulting, laboratory services, environmental site remediation and environmentally related construction activities including removal of underground storage tanks, remediating Superfund sites and conducting landfill closure and decommissioning. These companies also provide hazardous and nonhazardous waste management, groundwater remediation, and underground storage tank management. The Earth Sciences Companies are often engaged to perform a remedial investigation/feasibility study (ORI/FSO), which first entails performing a site assessment involving the gathering of samples from the contaminated site, followed by laboratory analysis to establish or verify the nature and extent of the contaminants. Alternative solutions to remedy the particular problem are then developed, evaluated and presented to the client. The Earth Sciences Companies are equipped to implement the mitigation and decontamination program then selected by the client and approved by the appropriate regulatory agency. When implementing such a program, the Earth Sciences Companies may employ the Company's transportation, disposal and/or brokerage services. The Earth Sciences Companies also possess the expertise to perform the evaluation and analysis necessary to advise clients respecting compliance with federal and state environmental regulations, and have assisted clients in developing waste management and compliance policies, including the development of plans for waste minimization and disposal. The Earth Sciences Companies also provide services related to evaluation of the environmental condition of real estate for law firms, banks or potential purchasers as well as expert environmental testimony in legal proceedings.

  The Earth Sciences Companies also provide comprehensive organic, inorganic and radiochemical laboratory services including water and waste water analyses, waste characterization, sludge, soil and rock analyses and related bench studies.

  The Earth Sciences Companies have extensive experience in siting, designing, constructing, monitoring and performing closure of landfills. As a result, the Company has utilized the Earth Sciences Companies to expand the permitted capacity of its landfills, and to obtain permits for the design and development of new sites by providing the required scientific, engineering and support services. The Earth Sciences Companies can also assist in the design, construction and maintenance of permitted on-site disposal facilities for the Company's customers.

  In 1997, 1996 and 1995, the Earth Sciences Companies derived approximately 95%, 96% and 95%, respectively, of their revenues from environmental assessments, RI/FS's, industrial consulting, site remediation and other laboratory analyses services, and 5%, 4% and 5%, respectively, from consulting work in the solid waste disposal area. The Earth Sciences Companies obtained approximately 3%, 4% and 5% of their revenues from the Company in 1997, 1996 and 1995, respectively.

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

Statutes

  The following are the principal statutes affecting the Company's business:

  The Ohio Solid Waste Law (the "Ohio SW Law"). In June 1988, the Ohio legislature enacted the Ohio SW Law (often referred to as House Bill 592 and codified as Ohio Revised Code Chapter 3734) in response to a perceived solid waste disposal crisis facing the State of Ohio. Although hazardous waste and municipal solid waste have been subject to state and/or federal regulation for over two decades, House Bill 592 was the first comprehensive measure by the State of Ohio addressing the waste industry. The Ohio SW Law enables the Ohio EPA, through the Ohio Attorney General, to conduct criminal investigations and background checks of officers, directors and owners of solid waste management companies, which are required for landfill permits and for transfer of ownership of landfills.

  The Ohio SW Law and the regulations promulgated thereunder, require landfill operators to employ the "best available technology" in their daily operations and to submit annual reports to the Ohio EPA respecting operations and procedures. These regulations also require landfills to upgrade their cell preparation and closure and post-closure procedures to "best available technology" in accordance with plans which must be submitted to, and approved by, the Ohio EPA in accordance with specified schedules. These plans must provide for landfill cell liners consisting of at least five feet of highly impermeable clay (which must be recompacted) and a layer of synthetic material, as well as a leachate collection system designed to remove, for treatment or disposal, any water which collects on the top of the landfill liners. Upon approval, the upgrading will be implemented over the life of the landfills as current cells are closed and additional cells are prepared for use. The regulations do not require previously filled areas to meet all "best available technology" requirements. The Ohio SW Law also requires landfill operators to meet and maintain certain net worth and financial tests, to post bonds or make similar financial assurance arrangements, or to deposit sufficient funds into a state approved trust account, during the operation of the landfill to assure that adequate resources will be available for cell-closure and post-closure monitoring. See Item 1. "Waste Disposal Services."

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

Sales and Marketing
-------------------

  The Company's sales and marketing strategy focuses upon the cross-selling of each of the integrated waste management and environmental services provided by the Company. The Company's sales force is familiar with the various environmental services offered by the Company and directs his or her efforts toward selling an integrated waste management package to potential customers. The Company has established a separate sales force for its collection operations which primarily focuses on commercial municipal solid waste collection opportunities.

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

  Competitive pressures with regard to disposal services have intensified in recent years. Increases in additional disposal capacity within the industry, consolidation within the industry and aggressive pricing strategies of certain competitors could result in further softening of disposal rates and a decline in disposal volumes.

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

  The Company may be subject to liability for any off-site environmental damage its landfills may cause, particularly as a result of the contamination of drinking water sources or the soil, including damage resulting from conditions existing prior to the acquisition of the landfills by the Company. The Company may also be subject to liability for any off-site environmental contamination caused by pollutants the transportation, treatment, or disposal of which was arranged for by the Company or its predecessors. The Company carries a pollution legal liability insurance policy covering liability, on a claims made and reported basis, of up to $3 million per occurrence ($6 million in the aggregate), respecting certain off-site environmental damage from its American landfill operations. The policy does not cover losses arising from conditions in existence prior to the inception of the policy. No assurance can be given that such insurance will be available in the future or, if available, that the premiums will be reasonable.

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

Employees
---------

  As of December 31, 1997, the Company had 529 employees, 53 of whom were employed in waste disposal, 148 of whom were employed in transportation, 160 of whom were employed in environmental consulting, analytical and remediation services, 43 of whom were employed in collection services, 70 of whom were employed in corporate sales and marketing, financial and other corporate activities and 55 of whom were employed by ALGI in the operation of the golf course and restaurant. The Company believes that it has a good relationship with its employees.

Other Business Factors
----------------------

  None of the Company's business segments is materially dependent on patents, trademarks, licenses, franchises or concessions held other than permits, licenses and approvals issued by regulatory agencies. In addition, none of the Company's business segments is materially dependent upon a single customer or a few customers. See "Business Segment Information" contained herein under Item 8 "Financial Statements and Supplementary Data" for financial information relating to business segments. The Company does not sponsor significant research and development activities.

ITEM 2.  PROPERTIES

  The principal fixed assets of the Company's waste disposal operations consist of land and land improvements (primarily disposal site and disposal site improvements) in addition to landfill operating equipment. The Company also owns a landfill gas extraction facility at its American landfill. The Company's principal real estate is its interest in the landfills described under Item 1. "Business - Waste Disposal Services." ALI owns approximately 950 acres of real property on which it operates. MLI owns the 200 acres of real property on which its facility is located. ELLI owns the 200 acres of real property on which the East Liverpool landfill is located. The landfill operations including the captive landfill operations use approximately 44 pieces of major equipment (such as compactors, bulldozers, scrapers, tire shredding equipment, rock crushing equipment and backhoes), substantially all of which are owned by the Company. See Item 1. "Business - Waste Disposal Services."

  At December 31, 1997, the collection operations own one service truck, two container delivery trucks, eleven front-load collection trucks, and fourteen roll-off trucks, in addition to hundreds of containers of various sizes and other related equipment.

  The Company provides transportation services from locations in Canfield, Ohio (Dart's headquarters, consisting of approximately 19,500 square feet); Oxford, Massachusetts (where Dart leases a 5,760 square foot terminal); Toledo, Ohio (where Dart rents a 720 square foot terminal); Kenova, West Virginia (where Dart leases a 1,500 square foot terminal); and Chicago, Illinois (where Dart rents a 500 square foot terminal). At December 31, 1997, the transportation operations owned a fleet of 39 power units (in addition to 42 power units which are leased), 229 trailers (in addition to 25 trailers which are leased and 115 which are rented), and 600 roll-off and other containers. In addition, 120-140 power units and 155-175 trailers owned by independent owner/operators are available for use in Dart's operations. Certain transportation equipment acquired during 1993 is subject to liens securing the repayment of indebtedness incurred to purchase such equipment.

  The Earth Sciences Companies own their main offices and laboratory facilities located in a 48,000 square foot building in Export, Pennsylvania. The Earth Sciences Companies lease office space of approximately 4,000 square feet in Akron, Ohio; 2,500 square feet in Blue Bell, Pennsylvania, near Philadelphia; and 2,500 square feet near Denver, Colorado. In addition, 13,000 square feet is leased for field equipment and vehicle storage and dispatch in Murrysville, Pennsylvania. The Earth Sciences Companies also own numerous pieces of laboratory, field, computer and other equipment.

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

ITEM 3.  LEGAL PROCEEDINGS

  On or about October 3, 1991, one shareholder owning 100 shares of stock brought suit against the Company and others on behalf of himself and a purported class of other shareholders in the United States District Court for the Southern District of New York. The suit, which was transferred to the District Court for the Northern District of Ohio, alleges that the Company, the signatories to the registration statement filed with the Securities and Exchange Commission during October 1990, and the Company's underwriters violated federal securities laws in connection with the Company's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failure to disclose allegedly material information concerning the nature of the Company's market; the size of the Company's market; the Company's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making the Company especially vulnerable to local conditions and competition; the Company's failure to set forth the present and imminent competition; and the Company's growth. The plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of the Company's stock following the public offering, and rescission.

  On September 26, 1997 the Court granted the defendants' Motion for Summary Judgment and dismissed plaintiff's case. On October 25, 1997, pursuant to the federal rules of appellate procedure, plaintiff filed a Notice of Appeal. Such appeal is currently pending and the Company intends to vigorously defend the Court's order.

  In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management relating to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. These transportation activities occurred prior to the acquisition of such subsidiaries by the Company. During the third quarter of 1997, the Company's subsidiaries became parties to an Agreed Order for Remedial Investigation/Feasibility Study and the Four County Landfill Site Participation Agreement ("Participation Agreement"). A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. Because the relevant law provides for joint and several liability among the responsible parties, any one of them, including the Company's subsidiaries, could be assessed the entire cost of the remediation, although this is unlikely. Currently, no remedy has been selected and the extent of any ultimate liability of any of the Company's subsidiaries with respect to this facility is currently unknown.

  When the Company concludes that it is probable that a liability has been incurred with respect to a site, provision will be made in the Company's financial statements reflecting its best estimate of the liability based on management's judgment and experience, information available from regulatory agen-cies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company will provide for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, the Company accrued a liability of approximately $941,000 in the fourth quarter of 1995 relating to this matter. The Company's estimates are revised, as deemed necessary, as additional information becomes known. The Company anticipates obtaining additional information by reason of, among other things, having entered into the Participation Agreement.

  While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter the Company's expectations at any time, the Company does not anticipate that the amount of any such revisions will have a material adverse effect on it.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of the Company's security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS OF THE REGISTRANT

  Information regarding executive officers is contained in Item 10 of Part III of this report.

                                    PART II


ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

Common stock information
------------------------

  The Company's Class A Common Stock is listed on the New York Stock Exchange (symbol: AW). Quarterly stock information for 1997 and 1996 as reported by The Wall Street Journal is as follows:


1997:
Quarter Ended              High       Low       Close
-------------------------------------------------------
March 31                   $2 3/8     $1 7/8    $1 7/8
June 30                     2 1/8      1 1/2     1 5/8
September 30                1 15/16    1 1/4     1 7/8
December 31                 1 7/8      1 3/8     1 5/8

1996:
Quarter Ended               High      Low       Close
-------------------------------------------------------
March 31                    $3 1/4     $2       $2 7/8
June 30                      4 3/4      2 3/8    3 1/4
September 30                 3 1/4      2 1/4    2 1/2
December 31                  2 1/2      2        2 3/8

  No dividends were paid during 1997 or 1996.

  There are 976 Class A and 19 Class B Common Stock shareholders of record as of the close of business on March 2, 1998. The number of holders is based upon the actual holders registered on the records of the Company's transfer agent and registrar and does not include holders of shares in "street names" or persons, partnerships, associations, corporations or other entities identified in security position listings maintained by depository trust companies.

Dividend policy
---------------

  The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future; however, in the event the pending merger with USA Waste is consummated, the Company will distribute as a dividend all of the issued and outstanding shares of capital stock of Avalon to the Company's stockholders. See Item 1. "Business - Merger."

Annual Report on Form 10-K

  Copies of the Company's annual report on Form 10-K can be obtained free of charge by writing to American Waste Services, Inc., One American Way, Warren, Ohio 44484-5555, Attention: Shareholder Relations.

ITEM 6.    SELECTED FINANCIAL DATA


                                                         (All amounts are in thousands, except per share data and percentages)
                                                      ---------------------------------------------------------------------------
                                                         1997               1996             1995           1994           1993
                                                      ---------------------------------------------------------------------------
Selected statement of operations information

Net operating revenues...............................   $ 81,450          $ 79,024         $ 83,700       $ 88,779       $ 87,323
Income (loss) from operations........................      2,008             4,476          (40,304)         4,339          7,962
Interest expense and amortization
  of debt discount...................................        302               223              974          1,128          1,646
Income (loss) before income taxes and
  extraordinary credit...............................      2,718             4,879          (41,553)         3,720          6,776
Extraordinary credit, net of tax.....................         --                --            2,489             --             --
Net income (loss)....................................      1,922             3,122          (29,241)         2,040          4,011
Income (loss) per share before
  extraordinary credit...............................        .06               .10            (1.06)           .07            .14
Extraordinary credit, per share......................         --                --              .08             --             --
Net income (loss) per share..........................        .06               .10             (.98)           .07            .14
Dividends per Class A share..........................         --                --               --             --             --
Dividends per Class B share..........................         --                --               --             --             --
Weighted average shares used to calculate
  basic net income (loss) per share..................     30,383            30,107           29,915         29,888         29,686
Weighted average shares to calculate
  diluted net income (loss) per share................     30,391            30,236           29,982         29,888         29,710

Selected cash flow information

Cash flows provided by
  operating activities...............................      5,929            18,922           15,155         11,807         14,899
Cash used for capital expenditures...................     11,564            18,754           11,032          6,224         10,174
Cash used for business acquisitions..................         --                --               --             87          2,359

Selected year-end balance sheet information

Cash and cash equivalents............................      3,080             4,286            5,186          7,347          6,467
Current assets.......................................     23,869            22,012           28,308         30,833         26,857
Current liabilities..................................     12,913            15,729           12,177         16,045         15,942
Working capital......................................     10,956             6,283           16,131         14,788         10,915
Properties less accumulated
  depreciation and amortization......................     93,393            89,637           78,636         87,375         91,362
Total assets.........................................    123,382           117,463          115,736        141,809        141,703
Current portion of long-term debt....................        230               305              358          4,559          4,568
Long-term debt.......................................      8,205             3,836            8,748         11,843         21,770
Deferred income taxes................................      9,186             7,757            6,559         10,352          9,977
Shareholders' equity.................................     73,419            70,932           67,245         96,480         93,842

Other information

Current ratio........................................      1.8:1             1.4:1            2.3:1          1.9:1          1.7:1
Percent of debt-to-total capital employed............         10%                6%              12%            15%            22%

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

  The following discussion provides information which management believes is relevant to an assessment and understanding of the Company's operations and financial condition. This discussion should be read in conjunction with the consolidated financial statements and accompanying notes.

  Statements included in Management's Discussion and Analysis of Financial Condition and Results of Operations which are not historical in nature are intended to be, and are hereby identified as, "forward looking statements." The Company cautions readers that forward looking statements, including, without limitation, those relating to the Company's future business prospects, revenues, working capital, liquidity, capital needs, interest costs, and income, are subject to certain risks and uncertainties that could cause actual results to differ materially from those indicated in the forward looking statements, due to risks and factors identified herein and from time to time in the Company's reports filed with the Securities and Exchange Commission.

Merger

  On February 6, 1998, the Company entered into a definitive Agreement and Plan of Merger pursuant to which the Company will merge with a wholly owned subsidiary of USA Waste Services, Inc. ("USA Waste"). Prior to the merger, the Company will contribute its transportation, technical services, waste disposal brokerage and management, and golf course and related operations together with certain other assets and liabilities of the parent corporation into a wholly owned subsidiary, Avalon Holdings Corporation ("Avalon"). After Avalon's stock has been registered with the Securities and Exchange Commission, it will be distributed in the form of a dividend from the Company on a corresponding and pro rata basis to the Company's stockholders immediately prior to the merger being consummated. The transaction will provide for the Company's stockholders to receive $4.00 per share in cash plus stock in Avalon. Upon consummation of the merger, the Company will become a wholly owned subsidiary of USA Waste.

  Ronald E. Klingle, Chairman and Chief Executive Officer of the Company, Darrell D. Wilson, President and Chief Operating Officer of the Company, and other executive officers of the Company will resign their positions with the Company and will assume similar positions with Avalon.

  The proposed merger has been approved by the Boards of AWS and USA Waste. Approval by the Company's stockholders is required, in addition to regulatory reviews and approvals and other customary closing conditions. The parties expect to complete the transactions during the second quarter of 1998.

Liquidity and Capital Resources

  During 1997, the Company utilized existing cash and borrowings under its revolving credit facility to meet operating needs, repay indebtedness and fund capital expenditure programs. Cash provided by operations for 1997, 1996 and 1995 totaled $5.9 million, $18.9 million and $15.2 million, respectively.

  Working capital increased to $11 million at December 31, 1997 compared with $6.3 million at December 31, 1996. The increase in working capital is primarily attributable to an increase in accounts receivable, an increase in refundable income taxes and decreased accounts payable. Accounts receivable were higher at December 31, 1997 compared to December 31, 1996 primarily as a result of increased net operating revenue in the fourth quarter of 1997 compared to the fourth quarter of the prior year. The increase in refundable income taxes was primarily the result of a net operating loss carry-forward from 1996 and the utilization of tax credits from the sale of methane gas from the Company's methane gas extraction system located at the Company's American landfill. Accounts payable decreased at December 31, 1997 compared to December 31, 1996 primarily because the balance at the end of 1996 included unpaid retainage and invoices associated with capital spending, which was paid in 1997.

  In December 1994, the Company entered into an $18 million unsecured revolving credit facility with two banks. Such facility provided for revolving credit loans during the first three years and/or term loans payable quarterly with a final maturity date no later than seven years from the date of the agreement.
On December 31, 1996 the Company amended such agreement to extend the revolving credit loans to December 31, 2000 and the final maturity date on term loans to no later than seven years from the amendment date. On December 31, 2000 the Company must convert any outstanding revolving credit loans into term loans payable quarterly with a final maturity date no later than December 31, 2003. The agreement also provides for the issuance of letters of credit up to an aggregate amount of $13 million until December 31, 2000. The Company had $8.3 million and $8 million in outstanding letters of credit at December 31, 1997 and December 31, 1996, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility.

  Borrowings under the amended agreement bear interest at prime or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 3/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount of borrowings outstanding under the revolving credit facility at December 31, 1997 and December 31, 1996 was $7.2 million and $2.6 million, respectively, and the weighted average interest rate was 8.5% at December 31, 1997.

  During 1997 the Company had additional net borrowings of $4.6 million under its revolving credit facility. Aggregate annual maturities of all of the Company's long-term debt scheduled to be paid in the years 1998 through 2002 total $.2 million, $.1 million, $.1 million, $2.3 million and $2.5 million, respectively.

  During 1997 capital spending totaled $11.6 million which was principally related to the purchase of equipment for the Company's collection and transportation operations and continued landfill development. The Company's capital spending in 1998 is expected to range from $10 million to $12 million. Capital expenditures in 1998 will relate principally to landfill development, acquiring transportation equipment, acquiring additional equipment to support disposal operations, acquiring equipment associated with collection services, and engineering and construction costs relating to regulatory compliance at the Company's landfills. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time to make significant capital and operating expenditures.

  As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1997, the Company estimates that the remaining total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $30.2 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to provide approximately $31.7 million of financial assurances to the State of Ohio relating to such costs; however, such financial assurances are reduced by
actual expenditures.   During 1997 the Company utilized insurance to satisfy the
financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1997 and April 1996 the Company deposited approximately $.3 million into the trust fund to satisfy the current financial assurance obligation for that facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

  Management believes that cash provided from operations, the availability of working capital and the Company's unused portion of its revolving credit facility as well as the Company's ability to incur additional indebtedness will be for the foreseeable future sufficient to meet operating requirements, fund debt repayments, fund present capital expenditure programs and provide for financial assurance requirements of its disposal facilities.

Results of Operations

  The Company's primary business segment provides integrated waste management and environmental services which include the operation of nonhazardous solid waste landfills for the disposal of special waste and municipal solid waste; transportation of hazardous and nonhazardous waste; transportation and disposal brokerage and management services; collection services; and environmental consulting and engineering, site assessment, analytical laboratory and remediation services. The Company, as part of its transportation operations, also operates a second business segment: a common carrier of general and bulk commodities throughout the United States and several provinces of Canada.

Performance in 1997 compared with 1996

  Overall performance. Net operating revenues were $81.5 million in 1997 compared to $79 million in 1996. Net income totaled $1.9 million or $.06 per share in 1997 compared with net income of $3.1 million or $.10 per share in 1996.

  Segment performance.  Segment performance should be read in conjunction with
Note 12 to the Consolidated Financial Statements.

  Net operating revenues of the Company's primary business segment, integrated waste management and environmental services increased 2.1% to $64.7 million in 1997 compared to $63.4 million in 1996. The increase in net operating revenues is primarily attributed to the collection operations and the transportation operations, partially offset by decreased net operating revenues of the technical environmental services business and disposal operations. The net operating revenues of the collection operations, which commenced operating in the third quarter of 1996, increased as a result of operating for the entire year. The net operating revenues of the transportation operations increased primarily as a result of increased transportation of hazardous and industrial waste, while the technical environmental services business declined significantly as a result of decreased remediation and engineering services provided. The net operating revenues of the disposal operations decreased primarily as a result of a decrease in the disposal brokerage business.

  The integrated waste management and environmental services segment recorded operating income of $7.0 million in 1997 compared to $9.4 million in 1996. The decrease in operating income was primarily the result of a significant operating loss incurred by the technical environmental services business compared with operating income in the prior year. The decrease was partially offset by increased operating income of the transportation and disposal operations. The operating loss of the technical environmental services business was primarily attributed to losses incurred during the first quarter of 1997 in connection with a remediation project in Denver, Colorado, as well as a pre-tax charge of $.5 million during the third quarter of 1997 relating to the settlement of a dispute regarding the project, as well as operating inefficiencies and delays at other projects. The operating loss was also attributed to decreased levels of engineering, consulting and remediation services provided. Operating income of the transportation operations increased in 1997 compared with 1996 primarily as a result of increased transportation of hazardous and industrial waste. The disposal operations recorded increased operating income in 1997 compared with 1996 primarily as a result of recognizing pre-tax income of $.9 million relating to a settlement of disputed real estate taxes associated with the Company's East Liverpool landfill for years 1992 through 1997 and the Company recognizing pre-tax income of $.3 million as a result of a payment from a customer in consideration for the Company releasing the customer from future contractual obligations. This increase was partially offset by a decrease in operating income of the disposal brokerage operations. The collection operations, which commenced operations in the third quarter of 1996, incurred modest operating losses in 1997 and 1996.

  The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $13.2 million in 1997 compared to $12.2 million in 1996. This segment recorded operating income of $.7 million in 1997 compared with operating income of $.6 million in the prior year. The increase in net operating revenues and operating income are both the result of transporting increased volumes of general and bulk commodities.

  Interest expense. Interest expense increased to $.3 million in 1997 compared to $.2 million in 1996 primarily due to an increase in the amount of principal outstanding under the Company's revolving credit facility. During 1997 and 1996 interest costs capitalized amounted to $.5 million and $.3 million, respectively.

  General corporate expenses. General corporate expenses were $5.6 million in both 1997 and 1996.

  Net income. The Company recorded net income of $1.9 million in 1997 compared with net income of $3.1 million in 1996 primarily as a result of the foregoing. The Company recorded a provision for income taxes of $.8 million in 1997 compared to a provision for income taxes of $1.8 million in 1996. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 29.3% in 1997 and 36% in 1996. The 1997 overall effective income tax rate was lower than the statutory income tax rate primarily as a result of the tax credits available from the production and sale of landfill gas.

Performance in 1996 compared with 1995

  Overall performance. Net operating revenues were $79 million in 1996 compared with $83.7 million in 1995. Net income totaled $3.1 million or $.10 per share compared with a net loss of $29.2 million or $.98 per share in 1995. During 1995, in accordance with the Company's asset impairment policy, the Company performed an analysis for impairment of certain long-lived assets. As a result, in 1995 the Company incurred significant charges for the write-down of assets and the write-down of costs in excess of fair market value of net assets of acquired businesses and other intangibles. In 1995, the Company also incurred significant charges for closure and post-closure monitoring costs associated with the Company's American and East Liverpool landfill facilities.

  Segment performance.  Segment performance should be read in conjunction with
Note 12 to the Consolidated Financial Statements.

  Net operating revenues of the Company's primary business segment, integrated waste management and environmental services declined 7% to $63.4 million in 1996 from $67.9 million in 1995. The Company's technical environmental services business reported a modest increase in net operating revenues compared with the prior year primarily as a result of increased remediation business. The net operating revenues of the disposal operations, including disposal brokerage, decreased in 1996 compared to 1995 primarily as a result of lower net operating revenues of the disposal brokerage business and the Company's decision to significantly curtail operations at its East Liverpool landfill facility in July 1996. Net operating revenues of the transportation and transportation related operations declined significantly in 1996 compared with 1995 primarily due to the closing of two transportation terminals resulting in decreased revenues associated with the transportation of hazardous waste and, to a lesser extent, the transportation of industrial waste.

  As previously mentioned, the Company incurred significant charges in 1995 for the write-down of assets, the write-down of costs in excess of fair market value of net assets of acquired businesses and other intangibles and for closure and post-closure monitoring costs. As a result, operating costs of the integrated waste management and environmental services segment were significantly lower in 1996 than in 1995. Operating costs of this segment were 85% of net operating revenues in 1996. Excluding the effects of the aforementioned charges, operating costs would have been 92% of net operating revenues in 1995.
Operating costs of the transportation and transportation related operations decreased as a percentage of net operating revenues primarily as a result of lower depreciation and amortization expense and the closing of transportation terminals which had high operating costs as a percentage of net operating revenues and in 1995 the transportation operations recorded a liability as a result of one of the transportation companies having been identified as a potential responsible party relating to a hazardous waste disposal facility.
The disposal operations had lower operating costs in 1996 compared with 1995 primarily due to lower closure and post-closure monitoring expense and reduced depreciation and amortization expense as a result of obtaining an expansion permit in May 1996 for the Company's American landfill facility and improved gross margins on the disposal brokerage business. The technical environmental services business also had lower operating costs in 1996 compared with 1995 primarily as a result of decreased subcontractor costs and decreased depreciation and amortization expense.

  The integrated waste management and environmental services segment recorded operating income of $9.4 million in 1996 compared with an operating loss of $33.8 million in 1995. Excluding the effect of the aforementioned charges on 1995 operating income, the integrated waste management and environmental services segment would have recorded operating income of $5.8 million in 1995. The increase in operating income in 1996 is primarily the result of increased operating income of the transportation and transportation related operations and the technical environmental services business both of which incurred operating losses in 1995.

  The Company's second business segment, the transportation of general and bulk commodities, recorded net operating revenues of $12.2 million in 1996 compared with $12.6 million in 1995. This segment recorded operating income of $.6 million compared with an operating loss of $1.3 million in 1995. The increase in operating income is primarily the result of decreased depreciation and amortization expense in 1996 and the fact that 1995's operating results included a $1.1 million charge relating to impaired assets.

  Interest Expense. Interest expense declined significantly to $.2 million in 1996 compared to $1 million in 1995 primarily due to a reduction in the amount of principal outstanding and lower weighted average interest rates. During 1996 and 1995 interest costs capitalized amounted to $.3 million and $1 million, respectively.

  General Corporate Expenses. General corporate expenses declined to $5.6 million in 1996 compared to $6.2 million in 1995. In 1995 the Company incurred a $.8 million prepayment charge in connection with the prepayment of a senior secured note prior to maturity.

  Net Income (Loss). The Company recorded net income of $3.1 million in 1996 compared with a net loss of $29.2 million in 1995 primarily as a result of the foregoing. The Company recorded a provision for income taxes of $1.8 million in 1996 compared to a benefit for income taxes of $9.8 million in 1995. The Company's overall effective income tax rate, including the effect of state income tax provisions, was 36% in 1996 and 23.6% in 1995. The 1995 overall effective income tax rate was substantially lower than the statutory income tax rate primarily because of the nondeductibility for tax purposes of the amortization and write-down of costs in excess of fair market value of net assets of acquired businesses.

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

  Failure to consummate the previously mentioned transactions with USA Waste could have an adverse impact upon the Company's future financial performance due to, among other things, the incurrence of substantial fees and expenses relating to the transactions and the potential disruption of the Company's relationships with its customers and employees.

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

  Competitive pressures within the environmental industry continue to impact the financial performance of the Company's disposal, transportation and technical environmental services operations. Increases in additional disposal capacity within the industry, consolidation within the industry, and aggressive pricing strategies of certain competitors could result in further declines in disposal rates and/or disposal volumes thereby affecting the Company's financial performance. Additionally, a further decline in the rates which customers are willing to pay for its technical environmental and transportation services could impact the future financial performance of the Company's operations.

  The Company completed the construction of a landfill gas extraction facility at its American landfill and began production in September 1996. In November 1996 the Company entered into a contract for the sale of all of the landfill gas, the principal component of which is methane. The production and sale of the landfill gas is expected to entitle the Company to qualify for tax credits from the production of fuel from a nonconventional source. These tax credits, which under current legislation expire at the end of 2007, have and could significantly reduce the Company's overall effective tax rate.

  During the fourth quarter of 1996, the Company's technical environmental services business began experiencing operating losses. Such losses have continued during 1997 primarily as a result of inefficiencies and delays occurring at certain remediation projects. These operating losses have adversely affected the Company's operating results and may continue to impact them in the future.

Market risk

  The Company does not have significant exposure to changing interest rates. The Company does not undertake any specific actions to cover its exposure to interest rate risk and the Company is not a party to any interest rate risk management transactions.

  The Company does not purchase or hold any derivative financial instruments for trading purposes.

  An 84 basis point move in interest rates (10% of the Company's weighted average interest rate) affecting the Company's floating financial instruments, including both debt obligations and investments, would have an immaterial effect on the Company's pretax earnings for the next fiscal year. The 84 basis point move in interest rates would also have an immaterial effect on the fair value of the Company's fixed rate financial instruments.

Inflation impact

  The Company has not entered into any long-term fixed price contracts which could have a material adverse impact upon its financial performance in periods of inflation. In general, management believes that rising costs resulting from price inflation could be passed on to customers; however, the Company may need to absorb all or a portion of these cost increases until current competitive conditions ease. During the three years ended December 31, 1997, management believes inflationary pressures did not significantly impact the Company's financial performance.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Information regarding financial statement schedules is contained in Item 14(a) of Part IV of this report.

Consolidated Balance Sheets
 (in thousands, except for shares)

                                                                                  December 31,
                                                                             ----------------------
                                                                               1997          1996
                                                                             ----------------------
Assets
Current Assets:
   Cash and cash equivalents..............................................   $  3,080      $  4,286
   Accounts receivable, less allowance for
     doubtful accounts of $650 in 1997 and $506 in 1996...................     17,004        14,510
   Refundable income taxes................................................      1,137            --
   Current deferred tax benefit (Note 5)..................................        260           197
   Prepaid expenses and other current assets..............................      2,388         3,019
                                                                             ----------------------
        Total current assets..............................................     23,869        22,012
Property and equipment, net (Notes 2, 3 and 4)............................     93,393        89,637
Deposits (Note 10)........................................................      2,765         2,314
Costs in excess of fair market value of net assets of acquired
 businesses, net (Notes 1 and 2)..........................................      3,022         3,193
Other assets, net (Notes 1 and 2).........................................        333           307
                                                                             ----------------------
        Total assets......................................................   $123,382      $117,463
                                                                             ----------------------

Liabilities and Shareholders' Equity
Current Liabilities:
   Current portion of long-term debt (Note 4).............................   $    230      $    305
   Accounts payable.......................................................      7,116         8,495
   Accrued payroll and other compensation.................................      1,114         1,076
   Accrued income taxes...................................................        209           315
   Other accrued taxes....................................................      1,291         2,127
   Other liabilities and accrued expenses (Notes 1 and 6).................      2,953         3,411
                                                                             ----------------------
        Total current liabilities.........................................     12,913        15,729
Long-term debt (Note 4)...................................................      8,205         3,836
Deferred income taxes (Note 5)............................................      9,186         7,757
Accrued closure costs and post-closure monitoring costs
 (Notes 1, 2 and 10)......................................................     17,567        16,932
Other noncurrent liabilities (Notes 2 and 9)..............................      2,092         2,277
Contingencies and Commitments (Notes 9, 10 and 11)........................         --            --
Shareholders' Equity (Notes 6, 7 and 8):
   Preferred Stock, no par value; authorized 2,000,000 shares;
     no shares issued or outstanding......................................         --            --
   Class A Common Stock, no par value, one vote per share;
    authorized 70,000,000 shares; issued 25,300,278 shares
    at December 31, 1997 and 25,015,615 shares at
    December 31, 1996.....................................................     64,267        63,702
   Class B Common Stock, no par value, ten votes per share;
    authorized 30,000,000 shares; issued 5,163,714 shares at
    December 31, 1997 and 5,165,569 shares at December 31, 1996...........        780           780
   Retained earnings......................................................      8,552         6,630
   Treasury Stock, Class B Common Stock, at cost..........................       (180)         (180)
                                                                             ----------------------
         Total shareholders' equity.......................................     73,419        70,932
                                                                             ----------------------
         Total liabilities and shareholders' equity.......................   $123,382      $117,463
                                                                             ----------------------

   See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations
    (in thousands, except for per share amounts)

                                                                         Year Ended December 31,
                                                                     -------------------------------
                                                                         1997       1996      1995
                                                                     --------------------------------
Net operating revenues.............................................  $ 81,450   $ 79,024    $ 83,700

Cost and expenses:
   Cost of operations..............................................    66,296     63,269      71,754
   Closure and post-closure monitoring costs (Notes 1, 2 and 10)...       481        591      17,124
   Write-down of costs in excess of fair market value of net
    assets of acquired businesses and other intangibles
    (Note 2).......................................................        --         --      13,020
   Write-down of assets (Note 2)...................................        --         --      11,685
   Selling, general and administrative expense.....................    12,665     10,688      10,421
                                                                     --------------------------------
Income (loss) from operations......................................     2,008      4,476     (40,304)

Other income (expense):
   Interest expense (Note 4).......................................      (302)      (223)       (974)
   Interest income.................................................       284        390         665
   Other income (expense), net (Note 4)............................       728        236        (940)
                                                                     --------------------------------
Income (loss) before income taxes and extraordinary credit.........     2,718      4,879     (41,553)

Provision (benefit) for income taxes (Note 5):
   Current.........................................................      (570)       565      (4,742)
   Deferred........................................................     1,366      1,192      (5,081)
                                                                     --------------------------------
                                                                          796      1,757      (9,823)
                                                                     --------------------------------

Income (loss) before extraordinary credit..........................     1,922      3,122     (31,730)

Extraordinary credit, net of tax (Note 2)..........................        --         --       2,489
                                                                     --------------------------------
Net income (loss)..................................................  $  1,922   $  3,122    $(29,241)
                                                                     --------------------------------

Basic and diluted net income (loss) per share before
 extraordinary credit..............................................      $.06       $.10      $(1.06)

Basic and diluted extraordinary credit per share...................        --         --         .08
                                                                     --------------------------------

Basic and diluted net income (loss) per share......................      $.06       $.10       $(.98)
                                                                     --------------------------------

Basic weighted average shares outstanding (Note 1).................    30,383     30,107      29,915
                                                                     --------------------------------

Diluted weighted average shares outstanding (Note 1)...............    30,391     30,236      29,982
                                                                     --------------------------------

  See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
   (in thousands)


                                                                        Year Ended December 31,
                                                                  ---------------------------------
                                                                     1997      1996         1995
                                                                  ---------------------------------
Operating activities:
   Net income (loss)............................................  $  1,922   $  3,122     $(29,241)
   Reconciliation of net income to cash provided by operating activities:
      Extraordinary credit......................................        --         --       (2,489)
      Depreciation and amortization.............................     7,767      6,975        8,561
      Closure and post-closure monitoring costs.................       481        591       17,124
      Write-down of costs in excess of fair market value of net
       assets of acquired businesses and other intangibles......        --         --       13,020
      Write-down of assets......................................        --         --       11,685
      Deferred income taxes.....................................     1,366      1,192       (5,081)
      Provision for losses on accounts receivable...............       905        (85)         610
      (Gain) loss from disposal of property and equipment.......      (308)      (103)         302
      Change in assets and liabilities:
       (Increase) decrease in accounts receivable...............    (3,399)        56        5,825
       (Increase) decrease in refundable taxes..................    (1,137)     5,519       (5,363)
       (Increase) decrease in prepaid expenses and other
        current assets..........................................       631        (88)        (759)
       (Increase) decrease in other assets......................       (92)       (37)           5
       Increase (decrease) in accounts payable..................    (1,379)     2,525          855
       Increase (decrease) in accrued payroll and other
        compensation............................................        38        156         (683)
       Increase (decrease) in accrued income taxes..............      (106)       149            2
       Increase (decrease) in other accrued taxes...............      (836)       323          576
       Increase (decrease) in other liabilities and accrued
        expenses................................................     1,374       (251)        (417)
       Decrease in accrued closure costs and post-closure
          monitoring costs......................................    (1,113)      (911)          --
       Increase (decrease) in other noncurrent liabilities......      (185)      (211)         623
                                                                  ---------------------------------
          Net cash provided by operating activities.............     5,929     18,922       15,155
                                                                  ---------------------------------

Investing activities:
   Capital expenditures.........................................   (11,564)   (18,754)     (11,032)
   Proceeds  from disposal of property and equipment............       586      1,094            8
   (Increase) decrease in deposits, net.........................      (451)     2,803          920
                                                                  ---------------------------------
          Net cash provided (used) in investing activities......   (11,429)   (14,857)     (10,026)
                                                                  ---------------------------------

Financing activities:
   Proceeds from sale of common stock...........................        --         --            6
   Proceeds from issuance of long-term debt.....................     6,200      3,100        9,831
   Repayments of long-term debt.................................    (1,906)    (8,065)     (17,127)
                                                                  ---------------------------------
          Net cash provided (used) in financing activities......     4,294     (4,965)      (7,290)
                                                                  ---------------------------------

Decrease in cash and cash equivalents...........................    (1,206)      (900)      (2,161)
Cash and cash equivalents at beginning of year..................     4,286      5,186        7,347
                                                                  ---------------------------------
Cash and cash equivalents at end of year........................  $  3,080   $  4,286     $  5,186
                                                                  ---------------------------------

  For supplemental disclosures of cash flow information and non-cash investing and financing activities, see Notes 1, 2, 5 and 6.

See accompanying notes to consolidated financial statements.

Consolidated Statements of Shareholders' Equity
 (in thousands)

                                                        For The Three Years Ended December 31, 1997
                                            ------------------------------------------------------------------
                                                                                                   Class B
                                                Shares           Common Stock                   Treasury Stock
                                            ----------------    ----------------    Retained    --------------
                                            Class A  Class B    Class A  Class B    Earnings    Shares    Cost
                                            ------------------------------------------------------------------
Balance at January 1, 1995.................  24,470   5,482     $63,073   $838      $ 32,749       39     $180
 Exercise of stock options (Note 7)........       3      --           6     --            --       --       --
  Conversion of shares by shareholders
   (Note 8)................................     311    (311)         57    (57)           --        --      --
  Net loss.................................      --      --          --     --       (29,241)       --      --
                                            ------------------------------------------------------------------
Balance at December 31, 1995...............  24,784   5,171      63,136    781         3,508        39     180
  Stock Contributed to 401(k) plan
   (Note 6)................................     226      --         565     --            --        --      --
  Conversion of shares by shareholders
   (Note 8)................................       5      (5)          1     (1)           --         --     --
  Net income...............................      --      --          --     --         3,122         --     --
                                            ------------------------------------------------------------------
Balance at December 31, 1996...............  25,015   5,166      63,702    780         6,630         39    180
Stock Contributed to 401(k) plan
   (Note 6)................................     283      --         565     --            --         --     --
  Conversion of shares by shareholders
   (Note 8)................................       2      (2)         --     --            --         --     --
  Net income...............................      --      --          --     --         1,922         --     --
                                            ------------------------------------------------------------------
Balance at December 31, 1997...............  25,300   5,164     $64,267   $780      $  8,552         39   $180
                                            ------------------------------------------------------------------

 See accompanying notes to consolidated financial statements.

American Waste Services, Inc. and Subsidiaries
Notes to Consolidated Financial Statements

Note 1.  Summary of Significant Accounting Policies

  The significant accounting policies of American Waste Services, Inc. and its subsidiaries (collectively the "Company" or "AWS"), which are summarized below, are consistent with generally accepted accounting principles and reflect practices appropriate to the businesses in which they operate. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to be consistent with the 1997 presentations.

Principles of consolidation

  The consolidated financial statements include the accounts of American Waste Services, Inc. and all wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Cash and cash equivalents

  Cash and cash equivalents include money market instruments and other highly liquid investments that are stated at cost which approximates market value. Such investments, which mature in three months or less from date of purchase, are considered to be cash equivalents for purposes of the consolidated statements of cash flows. The balance of such short-term investments was $2,015,000 and $2,016,000 at December 31, 1997 and 1996, respectively.

Financial instruments

  The fair value of financial instruments, consisting of investments in cash, cash equivalents, receivables, obligations under accounts payable, and debt instruments, is based on interest rates available to the Company and comparisons to quoted prices. At December 31, 1997 and 1996, the fair value of these financial instruments approximated carrying value.

Property and equipment

  Disposal sites include the cost of acquisitions in addition to engineering, permitting and certain preparation costs related to disposal sites in operation. These costs are amortized as disposal capacity is used which is based on engineering estimates of remaining available airspace. Engineering, legal and other costs associated with the expansion of capacity of existing sites are deferred until receipt of all necessary operating permits. Such costs are capitalized and amortized after receipt of the necessary operating permits. Disposal site improvements are capitalized and amortized using the straight-line method over the estimated useful life of the asset which varies from 5 to 20 years. All other property and equipment is stated at cost and depreciated using the straight-line method over the estimated useful life of the asset which varies from 5 to 50 years in the case of buildings and improvements and from 3 to 15 years in the case of all other property and equipment.

  Major additions and improvements are charged to the property and equipment accounts while replacements, maintenance and repairs which do not improve or extend the life of the respective asset are expensed currently. The cost of assets retired or otherwise disposed of and the related accumulated depreciation is eliminated from the accounts in the year of disposal. Gains or losses resulting from disposals of property and equipment are credited or charged to operations currently. Interest costs are capitalized on significant projects of landfill development or expansion and other construction (see Note 4).

Closure costs and post-closure monitoring costs

  Disposal site closure costs and post-closure monitoring costs are estimated based on currently available facts, existing technology and presently enacted laws and regulations. Such costs are accrued over the estimated life of the related disposal site as disposal capacity is utilized based on engineering estimates of remaining available airspace. Closure costs and post-closure monitoring costs charged to operations were $481,000 in 1997, $591,000 in 1996, and $17,124,000 in 1995. The balance of accrued closure and post-closure monitoring costs at December 31, 1997 was $17,567,000 which was included in "Accrued closure costs and post-closure monitoring costs." At December 31, 1996 the balance was $18,199,000, of which $1,267,000 was included in "Other current liabilities" and $16,932,000 was included in "Accrued closure costs and post-closure monitoring costs" (see Notes 2 and 10).

Costs in excess of fair market value of net assets of acquired businesses

  The costs in excess of fair market value of net assets of acquired businesses is amortized on a straight-line basis over 25 years. Amortization of these costs was $171,000 in 1997, $172,000 in 1996 and $798,000 in 1995. Accumulated
amortization at December 31, 1997 and 1996 was $4,624,000 and $4,453,000,
respectively.   During the fourth quarter of 1995 in accordance with the
Company's asset impairment accounting policy, a portion of the costs in excess of fair market value of net assets of acquired businesses was written off (see
Note 2).

Other intangible assets

  Included in the balance of "Other assets, net" are other intangible assets of $199,000 and $163,000 at December 31, 1997 and 1996, respectively. Other intangible assets consist primarily of a coal mining permit for the Company's American landfill facility. The permit is amortized as the coal is mined during construction of the landfill facility and is based upon engineering estimates of remaining coal reserves. In the fourth quarter of 1995, certain intrastate operating authorities relating to the transportation operations were written off (see Note 2). Amortization of other intangible assets in 1997, 1996 and 1995 was $65,000, $41,000 and $65,000, respectively.

Income taxes

  Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue recognition

  The Company recognizes revenue for waste disposal services when the waste is accepted at the landfill sites and revenue related to transportation services is recognized on the date of delivery. Revenue for collection and technical services, excluding laboratory services, is recognized as services are performed, while revenue for laboratory services is recognized when the service is completed. On contracts where the percentage-of-completion method is used, revenue is recognized for a portion of the total contract revenue, in the proportion that costs incurred bear to management's estimate of total contract costs to be incurred, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Earnings and costs on contracts are subject to revision throughout the term of the contract, and any required revisions are made in the periods in which revisions become known. Provision is made for the full amount of anticipated losses in the period in which they are determinable.

  Costs and estimated earnings in excess of billings on uncompleted contracts represent revenues recognized on contracts for which billings will be presented in accordance with contract provisions. Such revenues are generally expected to be billed and collected within one year.

Net income (loss) per share

  Class A Common Stock and Class B Common Stock are considered as one class of stock for the calculation of basic and diluted net income (loss) per share. The basic per share data has been computed using the weighted average number of common shares outstanding each year which amounted to 30,383,000, 30,107,000 and 29,915,000 in 1997, 1996 and 1995, respectively. The diluted per share data has been computed using the weighted average number of common and common equivalent shares outstanding each year which amounted to 30,391,000, 30,236,000 and 29,982,000 in 1997, 1996 and 1995 respectively. Common equivalent shares, which represent shares issuable upon the exercise of outstanding stock options, were 8,000, 129,000 and 67,000 in 1997, 1996 and 1995, respectively.

Asset impairments

  In the fourth quarter of 1995, the Company adopted Financial Accounting Standards Board Statement No. 121 entitled "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" which was not significantly different from the Company's previous asset impairment accounting policy. The Company periodically reviews the carrying value of certain of its assets in relation to historical results, current business conditions and trends to identify potential situations in which the carrying value of assets may not be recoverable. If such reviews indicate that the carrying value of such assets may not be recoverable, the Company would estimate the undiscounted sum of the expected future cash flows of such assets to determine if such sum is less than the carrying value of such assets to ascertain if a permanent impairment exists. If a permanent impairment exists, the Company would determine the fair value by using quoted market prices, if available, for such assets, or if quoted market prices are not available, the Company would discount the expected future cash flows of such assets.

Stock based compensation plans

  On October 23, 1995, the Financial Accounting Standards Board issued FAS No. 123, "Accounting for Stock-Based Compensation," which was effective in 1996. Statement No. 123 provides a fair value method of accounting for stock-based compensation arrangements rather than the intrinsic value based method contained in APB Opinion No. 25. The Statement does not require an entity to adopt the new fair value based method for purposes of preparing its basic financial statements. Entities that retain the APB Opinion No. 25 method of accounting are required to display in the footnotes pro forma net income and earnings per share information as if the fair value based method had been adopted. The Company did not adopt the fair value method provided in Statement No. 123.

New accounting pronouncements

  In October 1996, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants issued Statement of Position No. 96-1, Environmental Remediation Liabilities ("SOP No. 96-1"). SOP No. 96-1 provides authoritative guidance on the recognition, measurement, presentation, and disclosure of environmental remediation liabilities. The adoption of SOP No. 96-1 did not have a material effect to the Company's financial position, results of operations, or cash flows.

Note 2.  Impairment of Long-lived Assets

  In 1995, in accordance with the Company's asset impairment accounting policy, the Company performed an analysis for impairment of certain long-lived assets. As described in the following paragraphs, such evaluation indicated asset impairments at the Company's East Liverpool landfill facility, technical environmental services businesses, and transportation operations.

  In light of market conditions, regulatory requirements and other business factors, in 1995 ELLI determined that the significant capital investment necessary to develop this facility in the foreseeable future was not economically justified.

  As a result of the decision in the fourth quarter of 1995 not to further develop the facility, the East Liverpool landfill has very limited airspace available for waste disposal. Therefore, the Company decided to significantly reduce the quantity of waste accepted for disposal at this facility. As a result, in accordance with the Company's asset impairment accounting policy and Financial Accounting Standards Board Statement No. 121, the Company determined that the assets of the East Liverpool landfill were impaired. Accordingly, in the fourth quarter of 1995, the Company adjusted the carrying value of the East Liverpool landfill to reflect the fair value of such assets resulting in an $11,685,000 write-down. Such amount is included in the Consolidated Statements of Operations for 1995 under the caption "Write-down of assets." Furthermore, because the East Liverpool landfill facility has very limited airspace available for waste disposal, in the fourth quarter of 1995, the Company accrued additional closure and post-closure monitoring costs amounting to $6,821,000. This charge is included under the caption "Closure and Post-closure Monitoring Costs" on the

Consolidated Statements of Operations for 1995. Based upon the limited airspace available for waste disposal, the Company also adjusted its contingent obligation to the City of East Liverpool to reflect the Company's estimate of contingent percentage gross disposal receipt payments and the future costs to be incurred by the Company to provide free waste disposal to the City in accordance with its agreement with the City. This adjustment resulted in the recognition of a gain on the extinguishment of a portion of the aforementioned contingent obligation which was accounted for as an extraordinary credit, net of tax, of $2,489,000 in 1995. Such contingent noncurrent liability at December 31, 1997 and December 31, 1996 amounted to $1,236,000 and $1,336,000, respectively. Future percentage gross disposal receipt payments and the free waste disposal provided to the City will reduce the carrying amount of such contingent noncurrent liability.

  In 1990, the Company acquired its technical environmental services businesses and certain transportation operations. The amounts paid by the Company to purchase these operations were based upon historical financial results, market conditions and/or expectations at the time they were acquired. Significant changes have occurred in the environmental industry over the last number of years and the financial performance of these operations had significantly deteriorated since their acquisition as a result of, among other things, market conditions and increased competition. During 1995, in accordance with the Company's asset impairment accounting policy, the Company evaluated the costs in excess of fair market value of net assets of the technical services companies and the transportation operations to determine if the carrying values of such assets were recoverable.

  The costs in excess of fair market value of net assets of the technical services companies were not identified with any long-lived assets or intangibles at the time of acquisition. Therefore, the Company evaluated the recoverability of such costs in accordance with the Company's asset impairment accounting policy and Accounting Principles Board Opinion No. 17 "Intangible Assets." To ascertain whether a permanent impairment existed, the Company estimated the undiscounted sum of the expected future after-tax operating income of the technical services companies excluding amortization of costs in excess of fair market value of net assets to determine if such sum was less than the carrying value of such costs in excess of fair market value of net assets, which had a remaining useful life of 20 years. The evaluation performed by the Company indicated the existence of an impairment and the Company determined the fair value and measured the extent of the impairment by discounting the expected future after-tax operating income excluding amortization of costs in excess of fair market value of net assets at the Company's incremental borrowing rate of 8.875%. As a result, in the fourth quarter of 1995 the Company recorded an adjustment of $10,106,000 to the carrying value of the costs in excess of fair market value of net assets. The adjustment is included in the Consolidated Statements of Operations for 1995 under the caption "Write-down of costs in excess of fair market value of net assets of acquired businesses and other intangibles."

  The recoverability of the costs in excess of fair market value of net assets of the transportation operations was evaluated in accordance with the Company's asset impairment accounting policy and Financial Accounting Standards Board Statement No. 121, because these costs could be identified with long-lived assets and other intangible assets. To ascertain if a permanent impairment existed, the Company estimated the undiscounted sum of the expected future cash flows of the identified assets to determine if such sum was less than the carrying value of such identified assets. The evaluation performed by the Company indicated the existence of an impairment and the Company measured the extent of the impairment by determining the fair value of the long-lived assets based upon quoted market prices. As a result, in the fourth quarter of 1995, the Company recorded an adjustment to the carrying value of the costs in excess of fair market value of net assets and other intangible assets of $2,194,000 and $720,000, respectively. The adjustments are included in the Consolidated Statements of Operations for 1995 under the caption "Write-down of costs in excess of fair market value of net assets of acquired businesses and other intangibles."

Note 3.  Property and Equipment

  Property and equipment at December 31, 1997 and 1996 consist of the following (in thousands)(see Note 2):

                                                             1997     1996
                                                          ------------------
  Land and land improvements............................  $  8,511  $  8,452
  Disposal sites and improvements.......................    74,392    66,781
  Buildings and improvements............................    15,128    15,143
  Machinery and equipment...............................    16,733    15,385
  Transportation equipment and vehicles.................    17,084    13,051
  Office furniture and equipment........................     5,312     5,014
  Construction in progress..............................     7,263    11,570
                                                          ------------------
                                                           144,423   135,396
  Less accumulated depreciation
    and amortization....................................    51,030    45,759
                                                          ------------------
  Property and equipment, net...........................  $ 93,393  $ 89,637
                                                          ------------------

Note 4.  Debt

  Long-term debt at December 31, 1997 and 1996 is as follows
 (in thousands):
                                                             1997      1996
                                                          ------------------
  Unsecured revolving credit facility and term
   loan agreement, with interest at prime...............  $  7,200  $  2,600
  Equipment loans secured by certain
   transportation equipment, payable
   monthly through August 1998, with
   interest at 8.8%.....................................       124       324
  Variable rate loan collateralized by mortgage
   on golf course property, payable monthly
   through March 2008, with interest rate
   ceiling of 8% until March 1998 and
   9.5% thereafter......................................     1,111     1,217
                                                          ------------------
  Total long-term debt..................................     8,435     4,141
  Less current portion..................................       230       305
                                                          ------------------
                                                          $  8,205  $  3,836
                                                          ------------------

  Aggregate annual maturities of the long-term debt total $230,000, $106,000, $106,000, $2,307,000 and $2,500,000 for the years 1998 through 2002, respectively.

  In December 1994, the Company entered into an $18 million unsecured revolving credit facility with two banks. Such facility provided for revolving credit loans during the first three years and/or term loans payable quarterly with a final maturity date no later than seven years from the date of the agreement. On December 31, 1996 the Company amended such agreement to extend the revolving credit loans to December 31, 2000 and the final maturity date on term loans to no later than seven years from the amendment date. On December 31, 2000 the Company must convert any outstanding revolving credit loans into term loans payable quarterly with a final maturity date no later than December 31, 2003. The agreement also provides for the issuance of letters of credit up to an aggregate amount of $13 million until December 31, 2000.

  Borrowings under the amended agreement bear interest at prime or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 3/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount of borrowings outstanding under the revolving credit facility at December 31, 1997 and December 31, 1996 was $7,200,000 and $2,600,000, respectively, and the weighted average interest rate was 8.5% at December 31, 1997. In December 1995 the Company used the unsecured revolving credit facility to prepay a senior secured note prior to its stated maturity. In doing so, the Company incurred a prepayment charge of approximately $750,000. Such amount is included in the Consolidated Statements of Operations for 1995 under the caption "Other income (expense), net." The Company also had $8.3 million and $8 million in outstanding letters of credit at December 31, 1997 and December 31, 1996, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility.

  Interest costs related to significant projects of landfill development or expansion and other construction are capitalized. Interest costs capitalized totaled $461,000, $313,000 and $1,029,000 in 1997, 1996 and 1995, respectively.
Total interest costs incurred by the Company totaled $763,000, $536,000 and $2,003,000 in 1997, 1996 and 1995, respectively. Interest payments in 1997, 1996 and 1995 were $675,000, $459,000 and $2,056,000, respectively.

Note 5.  Income Taxes

  Income (loss) before income taxes for each of the three years ended December 31, 1997 was subject to taxation under United States jurisdictions only.

  Total income tax expense (benefit) for the year ended December 31, 1995 was allocated as follows (in thousands):

  Income (loss) from continuing operations....................  $(9,823)
                                                                --------
  Extraordinary item..........................................    1,339
                                                                --------
                                                                $(8,484)
                                                                --------

  The provisions (benefits) for income taxes charged to operations consist of the following (in thousands):

                                                 1997      1996      1995
                                                ---------------------------
  Current:
  Federal.....................................  $ (629)  $   438   $(4,814)
  State.......................................      59       127        72
                                                ---------------------------
                                                  (570)      565    (4,742)
                                                ---------------------------
  Deferred:
  Federal.....................................   1,381     1,208    (4,699)
  State.......................................     (15)      (16)     (382)
                                                ---------------------------
                                                 1,366     1,192    (5,081)
                                                ---------------------------
                                                $  796    $1,757   $(9,823)
                                                ---------------------------

  The tax effects of temporary differences that give rise to significant portions of the deferred tax (assets) liabilities at December 31, 1997 and 1996 are as follows (in thousands):

                                                            1997    1996
                                                         -----------------
  Deferred tax assets:
  Accounts receivable, principally due to
   allowance for doubtful accounts.....................  $  (186)  $ (131)
  Reserves not deductible until paid...................     (521)    (564)
  Net operating loss carry-forwards....................     (101)    (101)
  Alternative minimum tax credit
   carry-forwards......................................     (241)    (181)
  Other................................................      (23)     (21)
                                                         -----------------
  Gross deferred tax assets............................   (1,072)    (998)
  Less valuation allowance.............................       75       75
                                                         -----------------
  Net deferred tax assets..............................     (997)    (923)
                                                         -----------------

  Deferred tax liabilities:
  Property and equipment...............................    9,874    8,466
  Other................................................       49       17
                                                         -----------------
  Gross deferred tax liabilities.......................    9,923    8,483
                                                         -----------------
  Net deferred tax liability...........................  $ 8,926   $7,560
                                                         -----------------

  The provision (benefit) for income taxes differs from the amount of income tax determined by applying the applicable U.S. statutory federal income tax rate to income (loss) before income taxes as a result of the following differences (in thousands):

                                             1997      1996      1995
                                            ----------------------------
  Income (loss) before income taxes
  and extraordinary credit................  $2,718    $4,879   $(41,553)
  Federal statutory tax rate..............      35%       35%        35%
                                            ----------------------------
                                               951     1,708    (14,544)
  State income taxes, net of federal
  income tax benefits.....................      29        72       (250)
  Nondeductible amortization
  and depreciation........................      60        60      4,584
  Change in the valuation
  allowance for deferred tax
  assets allocated to income
  tax expense.............................      --        --         75
  Nonconventional fuel production
  tax credits.............................    (855)      (83)        --
  Closure reserves........................     550        --         --
  Other, net..............................      61        --        312
                                            ----------------------------
                                            $  796    $1,757   $ (9,823)
                                            ----------------------------

  The Company received income tax refunds, net of payments, of $5,102,000 in 1996. The Company made income tax payments, net of refunds, of $558,000 and $599,000 in 1997 and 1995, respectively.

Note 6.  Retirement Benefits

  The Company sponsors a defined contribution profit sharing plan that is a qualified tax deferred benefit plan under Section 401(k) of the Internal Revenue Code (the "Plan"). Substantially all employees are eligible to participate in the Plan. The Plan provides for Company contributions equal to 4% of each participant's annual compensation. In addition, discretionary contributions may be made by the Company from time to time in an amount determined by the Company's Board of Directors. Mandatory contributions are fully vested immediately while discretionary contributions vest on a graduated basis and become 100% vested after six years of service. Plan participants may also contribute a portion of their annual compensation to the Plan, subject to maximums imposed by the Internal Revenue Code and related regulations. Costs charged to operations for Company contributions were $592,000, $564,000 and $566,000 for the years 1997, 1996 and 1995, respectively. The

Company may make all or a portion of its contributions in the form of Class A Common Stock and 2,500,000 shares have been reserved for this purpose. The liability for Company contributions for 1996 and 1995 was satisfied by the contribution of 282,808 shares and 225,874 shares, respectively, of Class A Common Stock. The contribution of shares for 1996 was made in February 1997 and the contribution of shares for 1995 was made in February 1996. Such shares were issued from the authorized but unissued Class A Common Stock of the Company.

Note 7.  Stock Option Plans

  The 1990 Long-Term Incentive Plan adopted as of August 1, 1990, as amended (the "1990 Plan"), provides for the granting of options which are either intended to qualify as "incentive stock options" under the Internal Revenue Code ("ISOs") or are "non-qualified stock options" ("NQSOs"). The Company has reserved 3,000,000 shares of Class A Common Stock for issuance to employees and non-employee directors. The Option Plan Committee of the Company's Board of Directors determines grants to be made with the exception of grants of NQS's to non-employee directors of the Company which are determined by the Board of Directors. NQS's may be granted with an exercise price which is not less than 85% of the fair market value of the Class A Common Stock on the date of grant. ISOs may be granted with an exercise price which is not less than 100% of fair market value of the Class A Common Stock on the date of grant, except ISOs granted to an employee who owns 10% or more of the total combined voting power of all classes of stock of the Company must be at least 110% of the fair market value at the date of grant. Prior to adopting the 1990 Plan, the company established the 1990 Stock Option Plan (the "Old Plan") as of January 16, 1990 for the purpose of granting options for Class B Common Stock to salaried employees of the Company who were neither officers nor directors. Options granted under the Old Plan had a five-year term from the date of grant. All such options expired on January 16, 1995. No additional options will be granted under the Old Plan. The following summarizes the stock option activity for the three years ended December 31, 1997:

                                                 Number      Per Share
1990 Plan (Class A Common Stock)               of options   option price
                                               --------------------------
Outstanding at January 1, 1995...............   1,157,285   $2.00-$12.88
Granted......................................      15,000   $2.00
Exercised....................................       3,000   $2.00
Cancelled....................................      76,090   $2.00-$10.00
                                               --------------------------
Outstanding at December 31, 1995.............   1,093,195   $2.00-$12.88
Granted......................................     545,000   $2.38
Cancelled....................................     388,450   $2.00-$10.00
                                               --------------------------
Outstanding at December 31, 1996.............   1,249,745   $2.00-$12.88
Granted......................................     160,000   $1.63-$2.00
Cancelled....................................     327,920   $2.00-$12.88
                                               --------------------------
Outstanding at December 31, 1997.............   1,081,825   $1.63-$10.00
Exercisable  at December 31, 1997............     541,025   $2.00-$10.00
                                               ----------
Available for grant at
  December 31, 1997..........................   1,918,175
                                               ----------

Old Plan (Class B Common Stock)
Outstanding at January 1, 1995...............     182,756   $3.51
Cancelled....................................     182,756   $3.51
                                               --------------------------
Outstanding at December 31, 1995,
  1996 and 1997..............................          --
                                               ----------

  The Company performed an analysis under the fair value method of accounting for stock-based compensation arrangements and has determined that the stock-based compensation would be immaterial to the consolidated financial statements of the Company. Therefore, no pro forma information is presented.

Note 8.  Shareholders' Equity

  Each share of Class A Common Stock is entitled to one vote and each share of Class B Common Stock is entitled to ten votes on all matters submitted to a vote of the shareholders. Except as required by the provisions of the Company's Articles of Incorporation or by law, the Class A Common Stock and the Class B Common Stock vote together as a single class on all matters presented for a vote of the shareholders. However, with regard to the election of directors, the holders of the Class A Common Stock, voting as a separate class, will elect the minimum number of directors as shall constitute at least 25% of the total Board of Directors and the holders of the Class B Common Stock, voting as a separate class, will elect the remaining directors for as long as the outstanding Class B Common Stock has more than 50% of the total outstanding voting power of the common stock. Thereafter, the holders of the Class A and Class B Common Stock will vote together as a single class for the election of directors. The holders of a majority of all outstanding shares of Class A Common Stock or

Class B Common Stock, voting as separate classes, must also approve amendments to the Articles of Incorporation that adversely affect the shares of their class. Shares of Class A Common Stock and Class B Common Stock do not have cumulative voting rights.

  Each share of Class B Common Stock is convertible into one share of Class A Common Stock at any time at the option of the shareholder. Shares of Class B Common Stock are also automatically converted into shares of Class A Common Stock on the transfer of such shares to any person other than the Company, another holder of Class B Common Stock or certain specified permitted transferees, as defined in the Company's Articles of Incorporation.

  The Company's Board of Directors has the authority to issue up to 2,000,000 shares of no par value preferred stock without any further vote or action by the shareholders. The preferred stock may be issued from time to time in one or more series and each series will have such voting powers, designations, preferences and relative, participating, optional or other special rights and qualifications, limitations or restrictions as established by the Board of Directors at the time of issuance. No preferred stock has been issued.

Note 9.  Legal Matters

  On or about October 3, 1991, one shareholder owning 100 shares of stock brought suit against the Company and others on behalf of himself and a purported class of other shareholders in the United States District Court for the Southern District of New York. The suit, which was transferred to the District Court for the Northern District of Ohio, alleges that the Company, the signatories to the registration statement filed with the Securities and Exchange Commission during October 1990, and the Company's underwriters violated federal securities laws in connection with the Company's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failure to disclose allegedly material information concerning the nature of the Company's market; the size of the Company's market; the Company's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making the Company especially vulnerable to local conditions and competition; the Company's failure to set forth the present and imminent competition; and the Company's growth. The plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of the Company's stock following the public offering, and rescission.

  On September 26, 1997 the Court granted the defendants' Motion for Summary Judgment and dismissed plaintiff's case. On October 25, 1997, pursuant to the federal rules of appellate procedure, plaintiff filed a Notice of Appeal. Such appeal is currently pending and the Company intends to vigorously defend the Court's order.

  In September 1995, certain subsidiaries of the Company were informed that they had been identified as potentially responsible parties by the Indiana Department of Environmental Management relating to a Fulton County, Indiana, hazardous waste disposal facility which is subject to remedial action under Indiana environmental laws. Such identification is based upon the subsidiaries having been involved in the transportation of hazardous substances to the facility. These transportation activities occurred prior to the acquisition of such subsidiaries by the Company. During the third quarter of 1997, the Company's subsidiaries became parties to an Agreed Order for Remedial Investigation/Feasibility Study and the Four County Landfill Site Participation Agreement ("Participation Agreement"). A large number of waste generators and other waste transportation and disposal companies have also been identified as responsible or potentially responsible parties with respect to this facility. Because the relevant law provides for joint and several liability among the responsible parties, any one of them, including the Company's subsidiaries, could be assessed the entire cost of the remediation, although this is unlikely. Currently, no remedy has been selected and the extent of any ultimate liability of any of the Company's subsidiaries with respect to this facility is currently unknown.

  When the Company concludes that it is probable that a liability has been incurred with respect to a site, provision will be made in the Company's financial statements reflecting its best estimate of the liability based on management's judgment and experience, information available from regulatory agencies, and the number, financial resources and relative degree of responsibility of other potentially responsible parties who are jointly and severally liable for remediation of the site as well as the typical allocation of costs among such parties. If a range of possible outcomes is estimated and no amount within the range appears to be a better estimate than any other, then the Company will provide for the minimum amount within the range, in accordance with generally accepted accounting principles. As such, the Company accrued a liability of approximately $941,000 in the fourth quarter of 1995 relating to this matter. Such amount is included in the Consolidated Statements of Operations for 1995 under the caption "Cost of Operations." The Company's estimates are revised, as deemed necessary, as additional information becomes known. The Company anticipates obtaining additional information by reason of, among other things, having entered into the Participation Agreement.

  While the measurement of environmental liabilities is inherently difficult and the possibility remains that technological, regulatory or enforcement developments, the results of environmental studies or other factors could materially alter the Company's expectations at any time, the Company does not anticipate that the amount of any such revisions will have a material adverse effect on it.

  In addition to the foregoing, in the ordinary course of conducting its business, the Company also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Any of these proceedings may result in fines, penalties or judgments being assessed which, from time to time, may have an impact on its business and financial condition. The Company does not believe that any pending proceedings, individually, or in the aggregate, would have a material adverse effect on its business or its financial condition.

Note 10. Closure Costs and Post-Closure Monitoring Costs

  The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio Environmental Protection Agency ("Ohio EPA") require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure monitoring costs for a period of up to 30 years after the landfill is closed.
As a result of the above-described requirements, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1997, the Company estimated that the remaining total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $30.2 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to provide approximately $31.7 million of financial assurances to the State of Ohio; however, such financial assurances are reduced by actual expenditures. During 1997 the Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool facility.
In April 1997 and April 1996 the Company deposited approximately $.3 million into the trust to fund a portion of the current financial assurance obligation for that facility. Such fund, which is recorded by the Company at cost which approximates market value, is included in the Consolidated Balance Sheets under the caption "Deposits" and amounted to $2.7 million and $2.3 million at December 31, 1997 and December 31, 1996, respectively. The funds in the trust are invested primarily in short-term securities, commercial paper or certificates of deposit with investment earnings accruing to the benefit of the Company. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually. In the third quarter of 1995, as a result of a resolution reached with the Ohio EPA alleging violations of American Landfill, Inc.'s ("ALI") 1985 permit and related regulations concerning its capacity, ALI incurred a charge of approximately $9,165,000 to reflect the accrual of closure and post-closure monitoring costs based upon the remaining capacity of the landfill. This charge is reflected under the caption "Closure and post-closure monitoring costs" on the Consolidated Statements of Operations for 1995. During 1995 the Company made a decision not to further develop the East Liverpool landfill facility and, as a result, the facility has very limited airspace available for waste disposal. As such, in the fourth quarter of 1995 the Company accrued additional closure and post-closure monitoring costs amounting to $6,821,000 (see Note 2). This charge is also included under the caption "Closure and post-closure monitoring costs" on the Consolidated Statements of Operations for 1995.

Note 11.  Lease Commitments

  The Company leases certain office facilities, vehicles, machinery and equipment. Future commitments under long-term, noncancellable operating leases at December 31, 1997 are as follows (in thousands):

Year ending December 31,
------------------------
1998..........................................................  $1,132
1999..........................................................     970
2000..........................................................     903
2001..........................................................     822
2002..........................................................     433
After 2002....................................................     343
                                                                ------
                                                                $4,603
                                                                ------

  Rental expense included in the consolidated statements of operations amounted to $1,860,000 in 1997, $1,450,000 in 1996 and $1,581,000 in 1995.

Note 12.  Business Segment Information

  The Company's primary business segment provides integrated waste management and environmental services, which include the operation of nonhazardous solid waste landfills for the disposal of special waste and municipal solid waste; transportation of hazardous and nonhazardous waste; transportation and disposal brokerage and management services; collection services; and environmental engineering, site assessments, analytical laboratory and remediation services. The Company, as part of its transportation operations, also operates a second business segment; a common carrier of general and bulk commodities within the United States and several provinces of Canada. Other businesses include the operation of a public golf course. The Company does not have significant operations located outside the United States and, accordingly, geographical segment information is not presented.

  Segment operating income reflects the results of operations of each business segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate segment (see Note 2).

  Identifiable assets are the total assets used in the operation of each business segment. Corporate assets are principally cash and cash equivalents and certain real estate assets. Business segment information is as follows (in thousands):

                                                 1997     1996      1995
                                              ----------------------------
Net operating revenues:
 Integrated waste management
   and environmental services...............  $ 64,718  $ 63,382  $ 67,919
 Transportation of general and
   bulk commodities.........................    13,214    12,181    12,562
 Other businesses...........................     3,518     3,461     3,219
                                              ----------------------------
                                              $ 81,450  $ 79,024  $ 83,700
                                              ----------------------------
Operating income (loss):
 Integrated waste management
   and environmental services...............  $  6,997  $  9,397  $(33,806)
 Transportation of general and
   bulk commodities.........................       726       618    (1,326)
  Other businesses..........................       578       326       113
                                              ----------------------------
Segment operating income (loss).............     8,301    10,341   (35,019)
Interest expense............................      (302)     (223)     (974)
Interest income.............................       284       390       665
General corporate expenses..................    (5,565)   (5,629)   (6,225)
                                              ----------------------------
Income (loss) before income taxes
 and extraordinary credit...................  $  2,718  $  4,879  $(41,553)
                                              ----------------------------
Depreciation and amortization:
 Integrated waste management
   and environmental services...............  $  6,760  $  5,955  $  7,459
 Transportation of general and
   bulk commodities.........................       510       529       605
 Other businesses...........................       253       247       227
 Corporate..................................       244       244       270
                                              ----------------------------
                                              $  7,767  $  6,975  $  8,561
                                              ----------------------------
Capital expenditures:
 Integrated waste management
   and environmental services...............  $ 10,802  $ 17,238  $  9,621
 Transportation of general and
   bulk commodities.........................       554       864       306
 Other businesses...........................        76        90     1,049
 Corporate..................................       132       562        56
                                              ----------------------------
                                              $ 11,564  $ 18,754  $ 11,032
                                              ----------------------------
Identifiable assets at December 31:
 Integrated waste management
   and environmental services...............  $ 99,915  $ 93,313  $ 93,002
 Transportation of general
  and  bulk commodities.....................     8,673     7,947     5,965
 Other businesses...........................     6,412     6,503     6,487
 Corporate..................................     8,382     9,700    10,282
                                              ----------------------------
                                              $123,382  $117,463  $115,736
                                              ----------------------------

Note 13.  Subsequent Event

  On February 6, 1998, the Company entered into a definitive Agreement and Plan of Merger pursuant to which the Company will merge with a wholly owned subsidiary of USA Waste Services, Inc. ("USA Waste"). Prior to the merger, the Company will contribute its transportation, technical services, waste disposal brokerage and management, and golf course and related operations together with certain other assets and liabilities of the parent corporation into a wholly owned subsidiary, Avalon Holdings Corporation ("Avalon"). After Avalon's stock has been registered with the Securities and Exchange Commission, it will be distributed in the form of a dividend from the Company on a corresponding and pro rata basis to the Company's stockholders immediately prior to the merger being consummated. The transaction will provide for the Company's stockholders to receive $4.00 per share in cash plus stock in Avalon. Upon consummation of the merger, the Company will become a wholly owned subsidiary of USA Waste.

  Ronald E. Klingle, Chairman and Chief Executive Officer of the Company, Darrell D. Wilson, President and Chief Operating Officer of the Company, and other executive officers of the Company will resign their positions with the Company and will assume similar positions with Avalon.

  The proposed merger has been approved by the Boards of AWS and USA Waste. Approval by the Company's stockholders is required, in addition to regulatory reviews and approvals and other customary closing conditions. The parties expect to complete the transactions during the second quarter of 1998.

Note 14.  Quarterly Financial Data (Unaudited)

  Selected quarterly financial data for each quarter in 1997 and 1996 is as follows (in thousands except for per share amounts):

                                                          Year ended December 31, 1997
                                                  --------------------------------------------
                                                   First    Second    Third   Fourth
                                                  Quarter   Quarter  Quarter  Quarter   Total
                                                  --------------------------------------------
 Net operating revenues.........................  $17,498   $19,100  $22,405  $22,447  $81,450
 Income (loss) from operations..................   (1,517)      812    1,676    1,037    2,008
 Net income (loss)..............................   (1,135)      857    1,526      674    1,922
 Basic and diluted net income (loss) per share..  $  (.04)  $   .03  $   .05  $   .02  $   .06
                                                  --------------------------------------------

                                                          Year ended December 31, 1996
                                                  --------------------------------------------
                                                   First    Second    Third   Fourth
                                                  Quarter   Quarter  Quarter  Quarter   Total
                                                  --------------------------------------------
 Net operating revenues.........................  $16,696   $19,046  $22,317  $20,965  $79,024
 Income from operations.........................      159     1,581    1,895      841    4,476
 Net income.....................................      171     1,069    1,278      604    3,122
 Basic and diluted net income per share.........  $   .01   $   .04  $   .04  $   .02  $   .10
                                                  --------------------------------------------

--------------------------------------------------------------------------------
Independent Auditors' Report

  The Shareholders and Board of Directors of American Waste Services, Inc.

  We have audited the accompanying consolidated balance sheets of American Waste Services, Inc. and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

  We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of American Waste Services, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


  KPMG Peat Marwick LLP


  Cleveland, Ohio
  February 19, 1998


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The following information with respect to the Directors and Executive Officers of the Company is included pursuant to Instruction 3 of Item 401(b) of Regulation S-K:

Name                                Age                                        Position
----                                ---                                        --------
Sanford B. Ferguson                  51                Class A Director
Robert M. Arnoni                     52                Class A Director
Stephen L. Gordon                    56                Class A Director
Ronald E. Klingle                    50                Chairman of the Board, Chief Executive Officer and a Class B Director
Darrell D. Wilson                    46                President, Chief Operating Officer and a Class B Director
Michael D. Barwick                   42                Executive Vice President, Collection Services and a Class B Director
Charles Boryenace                    47                Executive Vice President, Strategic Planning
Mark B. Cawthorne                    38                Executive Vice President, Transportation Services and a Class B Director
Timothy C. Coxson                    47                Executive Vice President, Finance, Treasurer, Chief Financial
                                                          Officer and a Class B Director
Stephen G. Kilper                    38                Executive Vice President, Disposal Services and a Class B Director
Kenneth J. McMahon                   44                Executive Vice President, Sales and a Class B Director
Jeffrey M. Grinstein                 37                Executive Vice President, General Counsel and Secretary
Frances R. Klingle                   51                Chief Administrative Officer and Controller
-----------------------------------------------------------------------------------------------------------------

  The above-listed individuals have been elected to the offices set opposite their names to hold office at the discretion of the Board of Directors of the Company.
____________________________________________

  Sanford B. Ferguson has been a director of the Company since January 1991. He has been a partner in the law firm of Kirkpatrick & Lockhart LLP since 1981.
Mr. Ferguson received his Bachelor of Arts degree from Dartmouth College, his Master of Arts degree from Oxford University and his Doctor of Jurisprudence degree from Yale University.

  Robert M. Arnoni is currently President of the Arnoni Development Company, Inc. From 1985 to August 1996 Mr. Arnoni was President and Chief Executive Officer of The Arnoni Group, a management company for various, related solid waste collection, transportation and disposal operations. Mr. Arnoni has over 20 years experience in the solid waste industry.

  Stephen L. Gordon has been a partner in the law firm of Beveridge & Diamond, P.C. since 1982. Mr. Gordon received his Bachelor of Arts degree from Rutgers University and his Doctor of Jurisprudence degree from the University of Pennsylvania.

  Ronald E. Klingle is a founder of the Company and has been a director, Chairman of the Board and Chief Executive Officer since December 1988. He has approximately 27 years of environmental experience and received his Bachelor of Engineering degree in Chemical Engineering from Youngstown State University. Mr. Klingle is the spouse of Frances R. Klingle who is the Chief Administrative Officer and Controller of the Company.

  Darrell D. Wilson is a founder of the Company and has been a director and President since December 1988 and Chief Operating Officer since July 1990. He has approximately 24 years of environmental experience including service with governmental regulators as well as the management of several special waste operations. He received his Bachelor of Science degree in Environmental Sciences from Ferris State University.

  Michael D. Barwick has been Executive Vice President, Collection Services since January 1997 and a director since April 1997. Prior to joining the Company, Mr. Barwick owned and operated a private waste company on the West Coast from November 1989 through April 1995. He received a Bachelor of Arts in Administration from Hartwell College and is a candidate for a Masters of Business Administration at Pepperdine University.

  Charles Boryenace has been Executive Vice President, Strategic Planning since May 1995. Mr. Boryenace was Executive Vice President, Finance, Treasurer, and Chief Financial Officer from January 1991 to May 1995. Mr. Boryenace received his Bachelor of Business Administration degree in Accounting from Kent State University.

  Mark B. Cawthorne has been a director and Executive Vice President, Transportation Services since September 1996. He has approximately 15 years of environmental experience and previously served as Vice President, Disposal Sales from January 1991 to September 1996 with American Waste Services, Inc. He received a Bachelor of Arts in Geography and Environmental Studies from the University of Akron.

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

  Kenneth J. McMahon has been a director and Executive Vice President, Sales since September 1996. He previously served as Vice President of Corporate Sales from March 1992 to September 1996 and has approximately 21 years of experience in sales and marketing. Prior to joining the Company, he was Director of Sales for an IBM Agent firm, Harker Consulting Services. Mr. McMahon received a Bachelor of Business Administration Degree in finance and his Masters of Business Administration from Youngstown State University.

  Jeffrey M. Grinstein has been employed by the Company since September 1990 and has been an Executive Vice President since December 1992. He was Assistant General Counsel until May 1991, at which time he became General Counsel and Secretary. He was previously an associate with the Youngstown, Ohio law firm of Nadler, Nadler & Burdman Co. L.P.A. He received his Bachelor of Business Administration degree from Emory University and his Doctor of Jurisprudence degree from The Ohio State University.

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

ITEM 11.  EXECUTIVE COMPENSATION


                COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

Compensation of Directors

  Each of the Company's directors who is not an officer or employee of the Company is entitled to receive a retainer fee of $20,000 per year for Board of Directors membership and a fee of $1,000 for attendance at each Board of Directors meeting (or committee meeting held on a separate day). Officers and employees who serve as directors are not compensated for their services as directors. In accordance with the American Waste Services, Inc. 1990 Long-Term Incentive Plan, non-employee directors are entitled to receive grants of options to purchase shares of Class A Common Stock as determined by the Board of Directors. All directors are reimbursed for expenses incurred in attending Board of Directors meetings and committee meetings. During 1997, the Company made no other payments to non-employee directors with respect to participation on the Board of Directors, its committees or with respect to special assignments.

Compensation of Executive Officers

  The following information sets forth the compensation of the Company's Chief Executive Officer and the Company's four most highly compensated executive officers other than the Chief Executive Officer who were serving as executive officers as of December 31, 1997; in each case for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 1997. No individual no longer serving as an executive officer as of December 31, 1997 received compensation in excess of any of the named executive officers.

                         SUMMARY COMPENSATION TABLE (1)

                                             Annual Compensation  (2)              Long  Term Compensation
                                       ------------------------------- ------------------------------------------
                                                                               Awards
                                                               Other   ---------------------   Payouts
                                                              Annual   Restricted    Options/  -------  All Other
                                                              Compen-     Stock       SARs      LTIP     Compen-
Name and Principal Position    Year      Salary     Bonus     sation     Awards     (Shares)   Payouts  sation(5)
---------------------------  --------  ----------  -------  ---------- ----------  ---------   -------  ---------

Ronald E. Klingle              1997     $140,000   $67,384      --         --           --        --     $6,400
 Chairman of the Board         1996      140,000    71,475      --         --           --        --      3,954
 and Chief Executive Officer   1995      116,801    24,982      --         --           --        --      3,920

Darrell D. Wilson              1997      140,000    67,384      --         --           --        --      6,400
 President and Chief           1996      140,000    71,475      --         --           --        --      6,000
 Operating Officer             1995      116,801    24,982      --         --           --        --      5,671

Timothy C. Coxson (3)          1997      110,000    33,692      --         --           --        --      5,748
 Executive Vice President,     1996      110,000    35,737      --         --       35,000        --      5,829
 Finance, Treasurer and        1995       91,667    17,807      --         --           --        --      4,379
 Chief Financial Officer

Jeffrey M. Grinstein           1997      110,000    33,692      --         --           --        --      5,748
 Executive Vice President,     1996      110,000    35,737      --         --       20,000        --      5,829
 General Counsel and
  Secretary                    1995      110,000    18,737      --         --           --        --      5,149

Kenneth J. McMahon (4)         1997      110,000    33,692      --         --           --        --      5,748
 Executive Vice President,     1996       86,667    27,210      --         --       35,000        --      4,555
 Sales                         1995           na        na      na         na           na        na         na
------------------------------------------------------------------------------------------------------------------------------------


(1) Does not include the value of certain non-cash compensation to the named individuals which did not exceed the lesser of $50,000 or 10% of such individuals' total annual salary and bonus shown in the table.

(2) Includes salary and/or bonuses deferred pursuant to Section 401(k) of the Internal Revenue Code.

(3) Mr. Coxson became an executive officer during 1995 and $27,500 of the salary and $17,807 of the bonus reflected in the table for year 1995 reflects compensation received while not an executive officer.

(4) Mr. McMahon became an executive officer during 1996 and $50,000 of the salary, $9,746 of the bonus and 10,000 options reflected in the table for year 1996 reflects compensation received while not an executive officer.

(5) Reflects nondiscretionary contributions made on behalf of the named executive officer pursuant to the provisions of the Company's 401(k) Plan.



  The following table sets forth certain information concerning the value of unexercised options held on December 31, 1997 by executive officers named in the table under the caption "Summary Compensation Table." No options under the Plan were exercised in 1997 by executive officers.


                         FISCAL YEAR-END OPTION VALUES

                                 Number of
                           Securities Underlying
                            Unexercised Options       Value of Unexercised
                            at Fiscal Year-End        In-the-Money Options
                                 (Shares)            at Fiscal Year-End (1)
                         -------------------------  -------------------------
Name                     Exercisable/Unexercisable  Exercisable/Unexercisable
----                     -------------------------  -------------------------
Ronald E. Klingle (2)         17,000/20,000                   $0/$0
Darrell D. Wilson             12,000/0                         0/ 0
Timothy C. Coxson             19,000/31,000                    0/ 0
Jeffrey M. Grinstein          28,000/22,000                    0/ 0
Kenneth J. McMahon            19,000/31,000                    0/ 0
--------------------------

(1) Based on closing price of $1.625 per share of Class A Common Stock as of December 31, 1997.

(2) Mr. Klingle's exercisable options at fiscal year-end include 5,000 options exercisable by Mr. Klingle's spouse. Mr. Klingle's unexercisable options at fiscal year-end include 20,000 options unexercisable by Mr. Klingle's spouse.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                VOTING SECURITIES AND PRINCIPAL HOLDERS THEREOF

  Except for the election of the Company's Directors and as otherwise required by the provisions of the Company's Articles of Incorporation or by law, holders of the Class A Common Stock and Class B Common Stock will vote or consent as a single class on all matters with each share of Class A Common Stock having one vote per share and each share of Class B Common Stock having ten votes per share. The holders of Class A Common Stock are entitled, as a class, to elect three of the Company's Directors ("Class A Directors") and the holders of Class B Common Stock are entitled, as a class, to elect the remaining seven Directors ("Class B Directors," and together with the Class A Directors are collectively referred to as the "Directors"). In the event that the outstanding shares of Class B Common Stock constitute less than 50% of the total voting power of the issued and outstanding shares of Class A Common Stock and Class B Common Stock, the holders of the Class A Common Stock and Class B Common Stock will vote as a single class for the election of Directors. At the close of business on March 2, 1998, the Company had outstanding 25,300,608 shares of Class A Common Stock entitling the holders thereof to 25,300,608 votes in the aggregate and 5,124,558 shares of Class B Common Stock entitling the holders thereof to 51,245,580 votes in the aggregate.

  Each share of Class B Common Stock is convertible at any time, at the option of the shareholder, into one share of Class A Common Stock. Shares of Class B Common Stock are also automatically converted into shares of Class A Common Stock on the transfer of such shares to any person other than the Company, another holder of Class B Common Stock or a "Permitted Transferee" as defined in the Company's Articles of Incorporation. The Class A Common Stock is not convertible.

  The following table sets forth information with respect to beneficial ownership of the Class A Common Stock and Class B Common Stock by each person known to the Company to be the beneficial owner of more than five percent of either class of Common Stock. This information is as of February 9, 1998, unless noted that it is based upon Schedules 13-G filed with the Securities and Exchange Commission (the "Commission"), in which event such information is as of December 31, 1997.

                                       Beneficially Owned as of February 9, 1998
                             -------------------------------------------------------------
                             Class A Common Stock  Class B Common Stock  Percent   Percent
                             --------------------  --------------------  of all    of Total
                               Number     Percent    Number   Percent    Common     Voting
Name                         of Shares   of Class  of Shares  of Class    Stock     Power
-------------------------    ---------   --------  ---------  ---------  -------   -------
Ronald E. Klingle(1)(3)        35,546        *     2,652,473    51.8%      8.8%     34.7%
Darrell D. Wilson(2)(3)        19,376        *     2,236,602    43.6%      7.4%     29.2%
--------------------------

*  Less than one percent.

(1) Includes 114,371 shares of Class B Common Stock owned by Mr. Klingle's spouse, the beneficial ownership of which is disclaimed. Includes 17,000 shares of Class A Common Stock subject to options exercisable within 60 days of February 9, 1998 (including 5,000 shares of Class A Common Stock exercisable within 60 days of February 9, 1998, held by Mr. Klingle's spouse, the beneficial ownership of which Mr. Klingle disclaims). Includes 8,546 shares of Class A Common Stock held by Mr. Klingle in the American Waste Services, Inc. Participating Companies Profit Sharing Plan and Trust (including 3,179 shares held by Mr. Klingle's spouse, the beneficial ownership of which Mr. Klingle disclaims). Mr. Klingle has sole voting power and sole investment power over 27,367 shares of Class A Common Stock and 2,538,102 shares of Class B Common Stock.

(2) Includes 12,000 shares of Class A Common Stock subject to options exercisable within 60 days of February 2, 1998. Includes 7,376 shares of Class A Common Stock held by Mr. Wilson in the American Waste Services, Inc. Participating Companies Profit Sharing Plan and Trust. Mr. Wilson has sole voting power and sole investment power over all of the shares listed.

(3) Each named person is an employee, executive officer and director of the Company. The address for Messrs. Klingle and Wilson is c/o American Waste Services, Inc., One American Way, Warren, Ohio 44484-5555.

STOCK OWNERSHIP OF MANAGEMENT

  The following table sets forth information as of February 9, 1998, with respect to beneficial ownership of the Class A Common Stock and Class B Common Stock by: (i) the Company's directors, and (ii) all executive officers and directors, as a group. See "Voting Securities and Principal Holders Thereof."

                                                          Beneficially Owned as of February 9, 1998
                                              -------------------------------------------------------------------
                                               Class A Common Stock      Class B Common Stock   Percent  Percent
                                              ----------------------   ----------------------   of all   of Total
           Name of Individual or               Number      Percent        Number     Percent    Common    Voting
         Number of Persons in Group           of Shares    of Class     of Shares    of Class    Stock     Power
--------------------------------------------  ---------  ------------  -----------  ---------  --------- --------

Ronald E. Klingle (1)(2)(3)(5)                   35,546       *          2,652,473      51.8%       8.8%    34.7%
Darrell D. Wilson (1)(2)(5)                      19,376       *          2,236,602      43.6        7.4     29.2
Mark B. Cawthorne (1)(2)(5)                      22,684       *                 --      --          *        *
Timothy C. Coxson (1)(2)                         22,200       *                 --      --          *        *
Stephen G. Kilper (1)(2)(5)                      24,362       *                 --      --          *        *
Kenneth J. McMahon (1)(2)(5)                     22,538       *                 --      --          *        *
Sanford B. Ferguson                                  --      --                 --      --          --       --
Michael D. Barwick (1)(2)                        10,000       *                 --      --          *        *
Robert M. Arnoni                                    200       *                 --      --          *        *
Stephen L. Gordon                                    --      --                 --      --          --       --
All executive officers and directors
as a group
(13 persons) (1)(4)(5)                          262,993     1.0%         4,933,446    96.3%       17.1%    64.8%
-----------------------------------------------------------------------------------------------------------------------------------

* Less than one percent.

(1) Includes shares of Class A Common Stock subject to options exercisable within 60 days of February 9, 1998, as follows: Mr. Klingle 17,000 shares (including 5,000 shares of Class A Common Stock exercisable within 60 days of February 9, 1998 held by Mr. Klingle's spouse, the beneficial ownership of which Mr. Klingle disclaims); Mr. Wilson, 12,000 shares; Mr. Cawthorne, 19,000 shares; Mr. Coxson, 19,000 shares; Mr. Kilper, 19,000 shares; Mr. McMahon, 19,000 shares; Mr. Barwick, 10,000 shares; and "All executive officers and directors as a group," 171,000 shares. In determining the number of shares held by executive officers and directors as a group, shares beneficially owned by more than one executive officer or director have been counted only once.

(2) Each of these individuals is an employee, executive officer and director of the Company.

(3) Includes 114,371 shares of Class B Common Stock owned by Mr. Klingle's spouse, the beneficial ownership of which is disclaimed.

(4) In determining the number of shares held by executive officers and directors as a group, shares beneficially owned by more than one executive officer or director have been counted only once.

(5) Includes shares of Class A Common Stock held within employee accounts under the American Waste Services, Inc. Participating Companies Profit Sharing Plan and Trust, as follows: Mr. Klingle, 8,546 shares (including 3,179 shares held by Mr. Klingle's spouse, the beneficial ownership of which Mr. Klingle disclaims); Mr. Wilson, 7,376 shares; Mr. Cawthorne, 3,534 shares; Mr. Kilper, 5,362 shares; Mr. McMahon, 3,538 shares; and "All executive officers and directors as a group," 35,143 shares. In determining the number of shares held by executive officers and directors as a group, shares beneficially owned by more than one executive officer or director have been counted only once.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Legal Services

  Sanford B. Ferguson, a director of the Company, is a partner of the Pittsburgh, Pennsylvania, office of the law firm of Kirkpatrick & Lockhart LLP, which has rendered legal services to the Company during the last fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  The following documents are filed as part of this report:

  1. Financial Statements and Independent Auditors' Opinion (See Part II, Item 8 of this report).

  2. Financial Statement Schedules required to be filed by Item 8 and Paragraph
     (d) of Item 14.

  The following financial statement schedule, which is applicable for years ended December 31, 1997, 1996 and 1995, should be read in conjunction with the previously referenced financial statements.

     Independent Auditors' Report on Financial Statement Schedule

     Schedule II - Valuation and Qualifying Accounts

  Such independent auditors' report and financial statement schedule are at page 48 and page 49 of this report. The other schedules are omitted because of the absence of conditions under which they are required or because the information required is shown in the consolidated financial statements or the notes thereto.

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

  *10.15  1990 Long-Term Incentive Plan as amended and restated on February
          17, 1997, incorporated herein by reference to American Waste Services, Inc. Form 10-K for the year ended December 31, 1996, Exhibit 10.15.

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

   10.56 American Waste Services, Inc. Participating Companies Profit Sharing Plan and Trust, as amended and restated effective January 1, 1993 in accordance with the Nonstandardized Adoption Agreement and Prototype Cash or Deferred Profit-Sharing Plan and Trust/Custodial Account, incorporated herein by reference to American Waste Services, Inc. Form 10-K for the year ended December 31, 1992, Exhibit 10.56.

Exhibit No.
----------

   10.57 Agreed Judgment Entry of Consolidation, Settlement and Dismissal dated August 29, 1994, modifying Agreement Regarding the Sale and Purchase of the East Liverpool Landfill, referenced as Exhibit 10.57 to the registrant's Form 10-K for the year ended December 31, 1993,
          Exhibit 10.57.

   10.60 Loan Agreement dated as of December 23, 1994, among American Waste Services, Inc., NBD Bank, N.A., The Second National Bank of Warren, and NBD Bank, N.A., as Agent, incorporated herein by reference to American Waste Services, Inc. Form 10-K for the year ended December 31, 1994, Exhibit 10.60.

   10.61 First Amendment to Loan Agreement dated October 19, 1995 among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as Agent, referenced as Exhibit 10.61 to the registrant's Form 10-Q for the period ended September 30, 1995.

   10.62 Second Amendment to Loan Agreement dated February 19, 1996 among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as Agent, incorporated herein by reference to American Waste Services, Inc. Form 10-K in the year ended December 31, 1995, Exhibit 10.62.

   10.63 Third amendment to Loan Agreement dated December 31, 1996 among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as Agent, incorporated herein by reference to American Waste Services, Inc. Form 10-K for the year ended December 31, 1996, Exhibit 10.63.

   10.64 Fourth Amendment to Loan Agreement dated July 15, 1997, among American Waste Services, Inc., NBD Bank, The Second National Bank of Warren, and NBD Bank, as agent, incorporated herein by reference to American Waste Services, inc. Form 10-Q for the period ended June 30, 1997, Exhibit 10.64.

   10.70 Agreement and Plan of Merger By and Among USA Waste Services, Inc., C&S Ohio Corp. and American Waste Services, Inc., referenced as
          Exhibit 10.70 to the registrant's Form 8-K filed on February 13, 1998.

    21.1  Subsidiaries of the Company.

      27  Financial Data Schedule.

* Represents management contract or compensatory plan or arrangement required to be filed or incorporated by reference, as an exhibit to this report pursuant to Part IV, Item 14(c).

______________________________________________

(b) No Form 8-K reports were filed during the last quarter of the period covered by this report.

    On February 13, 1998 the Company filed an 8-K regarding the Agreement and Plan of Merger By and Among USA Waste Services, Inc., C&S Ohio Corp. and American Waste Services, Inc.

(c) Reference is made to Item 14 (a)(3) above for the index of exhibits.

(d) Reference is made to Item 14 (a)(2) above for the index to the financial statements and financial statement schedules.

                                   SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on the 23rd day of March, 1998.

                                  AMERICAN WASTE SERVICES, INC.
                                  (Registrant)

                                  By /s/ TIMOTHY C. COXSON
                                     --------------------------
                                  Timothy C. Coxson - Executive Vice
                                  President, Finance, Treasurer and Chief
                                  Financial Officer
                           __________________________

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, on the 23rd day of March, 1998.





       Signatures                                    Title
       ----------                                    -----
/s/ RONALD E. KLINGLE                      Chairman of the Board, Chief
----------------------------------------   Executive Officer and Director
Ronald E. Klingle

/s/ DARRELL D. WILSON                      President, Chief Operating Officer
----------------------------------------   and Director
Darrell D. Wilson

/s/MARK B. CAWTHORNE                       Executive Vice President, Transportation
----------------------------------------   Services and Director
Mark B. Cawthorne

/s/ MICHAEL D. BARWICK                     Executive Vice President, Collection Services
----------------------------------------   and Director
Michael D. Barwick

/s/ TIMOTHY C. COXSON                      Executive Vice President, Finance, Treasurer,
----------------------------------------   Chief Financial Officer and Director
Timothy C. Coxson                          (Principal Financial and Accounting Officer)

/s/ STEPHEN G. KILPER                      Executive Vice President, Disposal
----------------------------------------   Services and Director
Stephen G. Kilper

/s/ KENNETH J. McMAHON                     Executive Vice President, Sales and Director
----------------------------------------
Kenneth J. McMahon

/s/ SANFORD B. FERGUSON                    Director
----------------------------------------
Sanford B. Ferguson

/s/ ROBERT M. ARNONI                       Director
---------------------------------------
Robert M. Arnoni

/s/STEPHEN L. GORDON                       Director
---------------------------------------
Stephen L. Gordon


                          Independent Auditors' Report
                          ----------------------------



The Shareholders and Board of Directors
of American Waste Services, Inc.:

Under date of February 19, 1998, we reported on the consolidated balance sheets of American Waste Services, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the annual report on Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also have audited the related financial statement schedule as listed in the accompanying index. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.



KPMG Peat Marwick, LLP

Cleveland, Ohio
February 19, 1998

                 AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                             (thousands of dollars)


 ----------------------------------------------------------------------------------------------------------
                                  Balance at              Additions
 DESCRIPTION                      Beginning   ----------------------------------  Deductions  Balance at End
                                   of Year    Charged to Costs  Charged to Other      (1)         of Year
                                                and Expenses        Accounts
-----------------------------------------------------------------------------------------------------------

Allowance for Doubtful Accounts:


Year ended December 31,


  1997.........................   $506        $905              $ --              $761        $650
                                  ====        ====              ====              ====        ====

  1996.........................   $778        $(85)             $ --              $187        $506
                                  ====        ====              ====              ====        ====

  1995.........................   $991        $610              $ --              $823        $778
                                  ====        ====              ====              ====        ====



(1)  Receivables written-off as uncollectible, net of recoveries.

                 AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX
                           _________________________


                    Exhibit
                    -------


     21.1  Subsidiaries of the Company

     27    Financial Data Schedule