Form 10-K405/A
period 1997-12-31
AMERICAN WASTE SERVICES INC
filed 1998-03-25
CIK 866730

                                     1997

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.   20549
                        ______________________________

                                AMENDMENT NO. 1

                                      to

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

Consolidated Statements of Cash Flows
   (in thousands)


                                                                        Year Ended December 31,
                                                                  ---------------------------------
                                                                     1997      1996         1995
                                                                  ---------------------------------
Operating activities:
   Net income (loss)............................................  $  1,922   $  3,122     $(29,241)
   Reconciliation of net income to cash provided by operating activities:
      Extraordinary credit......................................        --         --       (2,489)
      Depreciation and amortization.............................     7,767      6,975        8,561
      Closure and post-closure monitoring costs.................       481        591       17,124
      Write-down of costs in excess of fair market value of net
       assets of acquired businesses and other intangibles......        --         --       13,020
      Write-down of assets......................................        --         --       11,685
      Deferred income taxes.....................................     1,366      1,192       (5,081)
      Provision for losses on accounts receivable...............       905        (85)         610
      (Gain) loss from disposal of property and equipment.......      (308)      (103)         302
      Change in assets and liabilities:
       (Increase) decrease in accounts receivable...............    (3,399)        56        5,825
       (Increase) decrease in refundable taxes..................    (1,137)     5,519       (5,363)
       (Increase) decrease in prepaid expenses and other
        current assets..........................................       631        (88)        (759)
       (Increase) decrease in other assets......................       (92)       (37)           5
       Increase (decrease) in accounts payable..................    (1,379)     2,525          855
       Increase (decrease) in accrued payroll and other
        compensation............................................        38        156         (683)
       Increase (decrease) in accrued income taxes..............      (106)       149            2
       Increase (decrease) in other accrued taxes...............      (836)       323          576
       Increase (decrease) in other liabilities and accrued
        expenses................................................     1,374       (251)        (417)
       Decrease in accrued closure costs and post-closure
          monitoring costs......................................    (1,113)      (911)          --
       Increase (decrease) in other noncurrent liabilities......      (185)      (211)         623
                                                                  ---------------------------------
          Net cash provided by operating activities.............     5,929     18,922       15,155
                                                                  ---------------------------------

Investing activities:
   Capital expenditures.........................................   (11,564)   (18,754)     (11,032)
   Proceeds  from disposal of property and equipment............       586      1,094           86
   (Increase) decrease in deposits, net.........................      (451)     2,803          920
                                                                  ---------------------------------
          Net cash provided (used) in investing activities......   (11,429)   (14,857)     (10,026)
                                                                  ---------------------------------

Financing activities:
   Proceeds from sale of common stock...........................        --         --            6
   Proceeds from issuance of long-term debt.....................     6,200      3,100        9,831
   Repayments of long-term debt.................................    (1,906)    (8,065)     (17,127)
                                                                  ---------------------------------
          Net cash provided (used) in financing activities......     4,294     (4,965)      (7,290)
                                                                  ---------------------------------

Decrease in cash and cash equivalents...........................    (1,206)      (900)      (2,161)
Cash and cash equivalents at beginning of year..................     4,286      5,186        7,347
                                                                  ---------------------------------
Cash and cash equivalents at end of year........................  $  3,080   $  4,286     $  5,186
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

                 AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                 EXHIBIT INDEX
                           _________________________


                    Exhibit
                    -------


     21.1  Subsidiaries of the Company*

     27    Financial Data Schedule*

----------
* Previously filed