Form 10-Q
period 1998-03-31
AMERICAN WASTE SERVICES INC
filed 1998-05-15
CIK 866730

                                     1998

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                           Washington, D.C.   20549
                      __________________________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended March 31, 1998

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

The registrant had 25,301,308 shares of its Class A Common Stock and 5,123,858 shares of its Class B Common Stock outstanding as of May 5, 1998.

================================================================================

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES

                                     INDEX

                                                                           Page
                                                                           ----
PART I.  FINANCIAL INFORMATION

  Item 1.  Financial Statements

  Condensed Consolidated Statements of Operations for
  the Three Months Ended March 31, 1998 and 1997 (Unaudited)................   3

  Condensed Consolidated Balance Sheets at March 31,
  1998 and December 31, 1997 (Unaudited)....................................   4

  Condensed Consolidated Statements of Cash Flows for
  the Three Months Ended March 31, 1998 and 1997 (Unaudited)................   5

  Notes to Condensed Consolidated Financial
  Statements (Unaudited)....................................................   6

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................  10


PART II.  OTHER INFORMATION

  Item 1.  Legal Proceedings................................................  16

  Item 2.  Changes in Securities............................................  16

  Item 3.  Defaults upon Senior Securities..................................  16

  Item 4.  Submission of Matters to a Vote of Security Holders..............  16

  Item 5.  Other Information................................................  16

  Item 6.  Exhibits and Reports on Form 8-K.................................  16

SIGNATURE...................................................................  17

                        PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Operations (Unaudited)
(in thousands except for per share amounts)


                                                             Three Months Ended
                                                                  March 31,
                                                             ------------------
                                                               1998      1997
                                                             -------    -------
Net operating revenues...................................... $20,178    $17,498

Cost and expenses:
   Cost of operations.......................................  17,391     16,166
   Selling, general and administrative expense..............   3,286      2,849
                                                             -------    -------

Loss from operations........................................    (499)    (1,517)
Other income (expense):
   Interest expense.........................................    (103)       (32)
   Other income, net........................................      87        130
                                                             -------    -------

Loss before income taxes....................................    (515)    (1,419)
Provision (benefit) for income taxes........................    (103)      (284)
                                                             -------    -------
Net loss....................................................   $(412)   $(1,135)
                                                             =======    =======
Net loss per share..........................................   $(.01)   $  (.04)
                                                             =======    =======

Basic and diluted weighted average shares outstanding
 (Note 3)...................................................  30,425     30,255
                                                             =======    =======



See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Balance Sheets (Unaudited)
(in thousands)

                                                                           March 31, December 31,
                                                                              1998       1997
                                                                           --------- ------------
Assets
------
Current assets:
     Cash and cash equivalents..........................................   $  2,718   $  3,080
     Accounts receivable, net...........................................     17,369     17,004
     Refundable income taxes............................................      1,188      1,137
     Current deferred tax benefit.......................................        260        260
     Prepaid expenses and other current assets..........................      1,843      2,388
                                                                           --------   --------
         Total current assets...........................................     23,378     23,869

Properties and equipment, net...........................................     92,582     93,393
Deposits................................................................      2,802      2,765
Costs in excess of fair market value of net assets of acquired
     businesses, net....................................................      2,979      3,022
Other assets, net.......................................................        314        333
                                                                           --------   --------
         Total assets...................................................   $122,055   $123,382
                                                                           ========   ========
Liabilities and Shareholders' Equity
------------------------------------
Current liabilities:
     Current portion of long-term debt..................................   $    178   $    230
     Accounts payable...................................................      6,142      7,116
     Accrued payroll and other compensation.............................        917      1,114
     Accrued income taxes...............................................        155        209
     Other accrued taxes................................................        944      1,291
     Other liabilities and accrued expenses.............................      3,643      2,953
                                                                           --------   --------
         Total current liabilities......................................     11,979     12,913

Long-term debt..........................................................      8,170      8,205
Deferred income taxes...................................................      9,154      9,186
Accrued closure costs and post-closure monitoring costs.................     17,665     17,567
Other noncurrent liabilities............................................      2,080      2,092

Shareholders' equity (Note 3):
     Preferred stock, no par value......................................         --         --
     Class A Common Stock, no par value.................................     64,267     64,267
     Class B Common Stock, no par value.................................        780        780
     Retained earnings..................................................      8,140      8,552
     Treasury Stock, Class B Common Stock, at cost......................       (180)      (180)
                                                                           --------   --------
     Total shareholders' equity.........................................     73,007     73,419
                                                                           --------   --------
         Total liabilities and shareholders' equity.....................   $122,055   $123,382
                                                                           ========   ========

See accompanying notes to condensed consolidated financial statements.

AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows (Unaudited)
(in thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                  1998                1997
                                                                                  ----                ----
Operating activities:
 Net loss...................................................................    $  (412)             $(1,135)
 Reconciliation of net loss to cash provided (used) by operating activities:
     Depreciation and amortization..........................................      1,963                1,722
     Provision for accrued closure costs and post-closure monitoring costs..         98                   99
     Provision for deferred income taxes....................................        (32)                 (39)
     Provision for losses on accounts receivable............................         70                   42
     Gain on sales of fixed assets..........................................         --                  (23)
     Changes in assets and liabilities:
     (Increase) decrease in accounts receivable.............................       (435)                 280
     Increase in refundable income taxes....................................        (51)                  --
     Decrease in prepaid expenses and other current assets..................        545                  774
     Decrease in other assets...............................................          8                    3
     Decrease in accounts payable...........................................       (974)              (2,629)
     Increase (decrease) in accrued payroll and other compensation..........       (197)                  13
     Decrease in accrued income taxes.......................................        (54)                (299)
     Decrease in other accrued taxes........................................       (347)                (312)
     Decrease in accrued closure costs and post closure monitoring costs....         --                 (143)
     Increase in other liabilities and accrued expenses.....................        690                  349
     Decrease in other noncurrent liabilities...............................        (12)                 (12)
                                                                                -------              -------
     Net cash provided (used) by operating activities.......................        860               (1,310)
                                                                                -------              -------

Investing activities:
     Capital expenditures...................................................     (1,159)              (2,811)
     Proceeds from sales of fixed assets....................................         61                   86
     Increase in deposits, net..............................................        (37)                 (29)
                                                                                -------              -------
     Net cash used in investing activities..................................     (1,135)              (2,754)
                                                                                -------              -------

Financing activities:
     Proceeds from issuance of long-term debt...............................         --                2,450
     Repayments of long-term debt...........................................        (87)                (375)
                                                                                -------              -------
     Net cash provided (used) in financing activities.......................        (87)               2,075
                                                                                -------              -------

Decrease in cash and cash equivalents.......................................       (362)              (1,989)
Cash and cash equivalents at beginning of year..............................      3,080                4,286
                                                                                -------              -------
Cash and cash equivalents at end of period..................................    $ 2,718              $ 2,297
                                                                                =======              =======

See accompanying notes to condensed consolidated financial statements.

                AMERICAN WASTE SERVICES, INC. AND SUBSIDIARIES
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                March 31, 1998

Note 1.  Basis of Presentation

The unaudited condensed consolidated financial statements of American Waste Services, Inc., and its subsidiaries (collectively the "Company" or "AWS") and related notes included herein have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission. Accordingly, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted herein consistent with such rules and regulations. The accompanying unaudited condensed consolidated financial statements and related notes should be read in conjunction with the consolidated financial statements and related notes included in the CompanyOs 1997 Annual Report on Form 10-K. Certain prior year amounts have been reclassified to be consistent with the 1998 presentation.

In the opinion of management, these unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three-month periods ended March 31, 1998 and 1997.

The operating results for the interim periods are not necessarily indicative of the results to be expected for the full year.

Note 2.  Merger

On February 6, 1998, the Company entered into a definitive Agreement and Plan of Merger pursuant to which the Company will merge with a wholly owned subsidiary of USA Waste Services, Inc. ("USA Waste"). Prior to the merger, the Company will contribute its transportation, technical services, waste disposal brokerage and management, and golf course and related operations together with certain other assets and liabilities of the parent corporation into a wholly owned subsidiary, Avalon Holdings Corporation ("Avalon"). After Avalon's stock has been registered with the Securities and Exchange Commission, it will be distributed in the form of a dividend from the Company on a corresponding and pro rata basis to the Company's stockholders immediately prior to the merger being consummated (the "Spin-off"). The transaction will provide for the Company's stockholders to receive $4.00 per share in cash plus stock in Avalon. Upon consummation of the merger, the Company will become a wholly owned subsidiary of USA Waste.

Ronald E. Klingle, Chairman and Chief Executive Officer of the Company, Darrell
D. Wilson, President and Chief Operating Officer of the Company, and other executive officers of the Company will resign their positions with the Company and will assume similar positions with Avalon.

The proposed merger has been approved by the Boards of AWS and USA Waste. Approval by the Company's stockholders is required, in addition to regulatory reviews and approvals and other customary closing conditions. The parties expect to complete the transactions during the second half of June 1998. The Board of Directors has fixed the close of business on May 11, 1998 as the record date for the determination of the stockholders entitled to vote at a special meeting to be held on June 15, 1998. The merger and Spin-off proposals must be approved by the holders of the Company's

Class A Common Stock, no par value, and the holders of the Company's Class B Common Stock, no par value, each voting as a separate class. The affirmative votes of the holders of at least two-thirds of the outstanding shares of each class is required to approve the proposals. Holders of approximately 95 percent of the outstanding shares of the Company's Class B Common Stock have agreed, pursuant to voting agreements and irrevocable proxies, to vote in favor of the proposals.

On March 17, 1998 the Company announced that the Federal Trade Commission and the United States Department of Justice-Antitrust Division had completed their review of the proposed acquisition by USA Waste and had granted early termination of the pre-merger notification waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On April 20, 1998, AWS received a written opinion as to the fair market value of the capital stock of Avalon to serve as a valuation basis for establishing the amount of any taxable gain resulting from the Spin-off. The opinion was based on business, economic, market and other conditions that existed and that could be evaluated by the appraiser as of March 31, 1998 and was further based upon the investigation, premises, provisos and analyses set forth in the text of the opinion. The opinion states that as of March 31, 1998 the fair market value of the capital stock of Avalon is reasonably stated in the amount of $30.4 million. AWS anticipates that the Spin-off will result in holders of AWS common stock receiving a dividend, on a pro rata and corresponding basis, of one share of Avalon common stock for every eight shares of AWS common stock held. This would equate to a value of Avalon common stock of $8 per share based upon approximately 3.8 million shares being outstanding. The dividend of the Avalon common stock will be taxable to AWS stockholders. Stockholders of AWS should not rely on the opinion as an indication of the prices at which shares of Avalon common stock may actually trade.

AWS has received approval for the listing of Avalon's Class A Common Stock on the American Stock Exchange, subject to, among other things, the registration of such shares with the Securities and Exchange Commission ("SEC"). On May 8, 1998, a registration statement was filed with the SEC on Form 10 for the purpose of registering the Avalon Class A Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. On May 14, 1998 such registration statement was declared effective.

Note 3.  Net Loss Per Share

Class A Common Stock and Class B Common Stock are considered as one class of stock for the calculation of basic and diluted net income (loss) per share. The basic and diluted per share data has been computed using the weighted average number of common shares outstanding each period which amounted to 30,425,000 and 30,255,000 in the first quarter of 1998 and 1997, respectively.

Note 4. Debt

The amount outstanding at March 31, 1998 under the Company's revolving credit facility was $15.5 million, including $8.3 million in letters of credit. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure costs and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility. (See
Note 6. Closure Costs and Post-Closure Monitoring Costs.)

Note 5. Legal Matters

On or about October 3, 1991, one shareholder owning 100 shares of stock brought suit against the Company and others on behalf of himself and a purported class of other shareholders in the United States District Court for the Southern District of New York. The suit, which was transferred to the United States District Court for the Northern District of Ohio, alleges that the Company, the signatories to the registration statement filed with the Securities and Exchange Commission during October 1990, and the Company's underwriters violated federal securities laws in connection with the Company's public offering of six million shares of Class A Common Stock in October 1990. Among other things, the suit alleges misrepresentations and failure to disclose allegedly material information concerning the nature of the Company's market; the size of the Company's market; the Company's failure to disclose that its landfills were located within a 50-mile radius of each other in Ohio, thus making the Company especially vulnerable to local conditions and competition; the Company's failure to set forth the present and imminent competition; and the Company's growth.
The plaintiff sought damages in an unspecified amount alleged to have arisen in part from the decline in the price of the Company's stock following the public offering, and rescission.

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

In addition to the foregoing, in the ordinary course of conducting its business, the Company also becomes involved in lawsuits, administrative proceedings and governmental investigations, including those relating to environmental matters. Any of these proceedings may result in fines, penalties or judgments being assessed which, from time to time, may have an impact on its business and financial condition. The Company does not believe that any pending proceedings, individually, or in the aggregate, would have a material adverse effect on it.

Note 6.  Closure Costs and Post-Closure Monitoring Costs

The United States Environmental Protection Agency's "Subtitle (D) Regulations" provide minimum design, construction and operating standards for virtually all landfills in the United States. Furthermore, regulations promulgated by the Ohio Environmental Protection Agency ("Ohio EPA") require every Ohio landfill to utilize the "best available technology" with respect to cell preparation and lining, leachate collection and treatment, and groundwater monitoring as well as to provide financial assurances adequate to cover closure costs and post-closure monitoring costs for a period of up to 30 years after the landfill is closed.
As a result of the above-described requirements, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate these total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1997, the Company estimated that the remaining total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $30.2 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to provide approximately $31.7 million of financial assurances to the State of Ohio; however, such financial assurances are reduced by actual expenditures. The Company utilizes insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool facility. In April 1998 the Company deposited approximately $.3 million into the trust to fund a portion of the current financial assurance obligation for that facility. Such fund, which is recorded by the Company at cost which approximates market value, is included in the Consolidated Balance Sheets under the caption "Deposits" and amounted to approximately $2.7 million at March 31, 1998 and December 31, 1997, respectively. The funds in the trust are invested primarily in short-term securities, commercial paper or certificates of deposit with investment earnings accruing to the benefit of the Company. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

                 ____________________________________________
                 ____________________________________________

Item 2. ManagementOs Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information which management believes is relevant to an assessment and understanding of the operations and financial condition of American Waste Services, Inc. and its subsidiaries. As used in this report, the term "AWS", or "Company" mean American Waste Services, Inc. and its wholly owned subsidiaries, taken as a whole, unless the context indicates otherwise. The following discussion should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in this report and the consolidated financial statements and related notes included in the CompanyOs 1997 Annual Report on Form 10-K.

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

Merger
------

On February 6, 1998, the Company entered into a definitive Agreement and Plan of Merger pursuant to which the Company will merge with a wholly owned subsidiary of USA Waste Services, Inc. ("USA Waste"). Prior to the merger, the Company will contribute its transportation, technical services, waste disposal brokerage and management, and golf course and related operations together with certain other assets and liabilities of the parent corporation into a wholly owned subsidiary, Avalon Holdings Corporation ("Avalon"). After Avalon's stock has been registered with the Securities and Exchange Commission, it will be distributed in the form of a dividend from the Company on a corresponding and pro rata basis to the Company's stockholders immediately prior to the merger being consummated (the "Spin-off"). The transaction will provide for the Company's stockholders to receive $4.00 per share in cash plus stock in Avalon. Upon consummation of the merger, the Company will become a wholly owned subsidiary of USA Waste.

Ronald E. Klingle, Chairman and Chief Executive Officer of the Company, Darrell
D. Wilson, President and Chief Operating Officer of the Company, and other executive officers of the Company will resign their positions with the Company and will assume similar positions with Avalon.

The proposed merger has been approved by the Boards of AWS and USA Waste. Approval by the Company's stockholders is required, in addition to regulatory reviews and approvals and other customary closing conditions. The parties expect to complete the transactions during the second half of June 1998. The Board of Directors has fixed the close of business on May 11, 1998 as the record date for the determination of the stockholders entitled to vote at a special meeting to be held on June 15, 1998. The merger and Spin-off proposals must be approved by the holders of the Company's Class A Common Stock, no par value, and the holders of the Company's Class B Common Stock, no par value, each voting as a separate class. The affirmative votes of the holders of at least two-thirds of the outstanding shares of each class is required to approve the proposals. Holders of approximately 95 percent of the outstanding shares of the Company's Class B Common Stock have agreed, pursuant to voting agreements and irrevocable proxies, to vote in favor of the proposals.

On March 17, 1998 the Company announced that the Federal Trade Commission and the United States Department of Justice-Antitrust Division had completed their review of the proposed acquisition by USA Waste and had granted early termination of the pre-merger notification waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976.

On April 20, 1998, AWS received a written opinion as to the fair market value of the capital stock of Avalon to serve as a valuation basis for establishing the amount of any taxable gain resulting from the Spin-off. The opinion was based on business, economic, market and other conditions that existed and that could be evaluated by the appraiser as of March 31, 1998 and was further based upon the investigation, premises, provisos and analyses set forth in the text of the opinion. The opinion states that as of March 31, 1998 the fair market value of the capital stock of Avalon is reasonably stated in the amount of $30.4 million. AWS anticipates that the Spin-off will result in holders of AWS common stock receiving a dividend, on a pro rata and corresponding basis, of one share of Avalon common stock for every eight shares of AWS common stock held. This would equate to a value of Avalon common stock of $8 per share based upon approximately 3.8 million shares being outstanding. The dividend of the Avalon common stock will be taxable to AWS stockholders. Stockholders of AWS should not rely on the opinion as an indication of the prices at which shares of Avalon common stock may actually trade.

AWS has received approval for the listing of Avalon's Class A Common Stock on the American Stock Exchange, subject to, among other things, the registration of such shares with the Securities and Exchange Commission ("SEC"). On May 8, 1998, a registration statement was filed with the SEC on Form 10 for the purpose of registering the Avalon Class A Common Stock under Section 12(b) of the Securities Exchange Act of 1934, as amended. On May 14, 1998 such registration statement was declared effective.

Liquidity and Capital Resources
-------------------------------

During the first quarter of 1998 the Company utilized existing cash and cash generated from operating activities to meet operating needs, repay indebtedness and fund capital expenditure programs. Capital spending totaled approximately $1.2 million in the first quarter of 1998 which was principally related to the purchase of equipment for the Company's landfill, collection and transportation operations and continued landfill development. During 1998 the CompanyOs capital spending is expected to range from $10 million to $12 million. Capital expenditures in 1998 will relate principally to landfill development, acquiring transportation equipment, replacing equipment or acquiring additional equipment primarily to support disposal operations, acquiring equipment associated with collection services, and engineering and construction costs related to regulatory compliance at the CompanyOs landfills. Compliance with current and future regulatory requirements may require the Company, as well as others in the waste management industry, from time to time to make significant capital and operating expenditures.

The Company maintains an $18 million unsecured revolving credit facility with two banks. Such facility provides for revolving credit loans and/or term loans. On December 31, 2000 the Company must convert any outstanding revolving credit loans into term loans payable quarterly with a final maturity date no later than December 31, 2003. The agreement also provides for the issuance of letters of credit up to an aggregate amount of $13 million until December 31, 2000.

Borrowings under the agreement bear interest at prime or, at the Company's option, at a fixed rate above the Eurodollar rate. The agreement provides for an annual fee of 3/8% on the unused portion of the facility and requires the Company to maintain certain financial ratios. The amount of borrowings outstanding under the revolving credit facility at March 31, 1998 and December 31, 1997 was $7.2 million. The Company also had $8.3 million in outstanding letters of credit at March 31, 1998 and December 31, 1997, respectively. The letters of credit were utilized to capitalize a captive insurance company, incorporated and licensed under the laws of the State of Vermont, which issued an insurance policy to provide the required financial assurances for closure and post-closure monitoring costs to the State of Ohio for the Company's American and Mahoning landfill facilities and its tire monofill facility.

As a result of federal and state laws and regulations, the Company has future financial obligations with regard to closure costs and post-closure monitoring costs associated with the disposal sites it operates. Although the precise amount of these future obligations cannot be determined, the Company has developed procedures to estimate such total projected costs based on currently available facts, existing technology and presently enacted laws and regulations. As of December 31, 1997, the Company estimates that the remaining total closure costs and post-closure monitoring costs it will incur for all of its disposal facilities is approximately $30.2 million. In accordance with Ohio's financial assurance regulations, the Company currently estimates that it will be required to provide approximately $31.7 million of financial assurances to the State of Ohio relating to such costs; however, such financial assurances are reduced by actual expenditures. As described above, the Company utilized insurance to satisfy the financial assurance requirements for its American and Mahoning landfill facilities and its tire monofill facility. The Company uses a trust fund to satisfy the financial assurance requirements for its East Liverpool landfill facility. In April 1998 the Company deposited approximately $.3 million into the trust fund to satisfy the current financial assurance obligation for that facility. The Company will continue to review and update the underlying assumptions used to estimate the total projected costs and financial assurance requirements and, accordingly, such estimates will be subject to periodic revision and adjustment at least annually.

Management believes that cash provided from operations, the availability of working capital, the CompanyOs unused portion of its revolving credit facility and the Company's ability to incur additional indebtedness will be, for the foreseeable future, sufficient to meet operating requirements, fund debt repayments, fund present capital expenditure programs and provide for financial assurance requirements of its disposal facilities.

Results of Operations
---------------------

Overall performance

Net operating revenues in the first quarter of 1998 increased 15.4% to $20.2 million compared with $17.5 million in the prior year's first quarter. The Company recorded a net loss of $.4 million or a net loss of $.01 per share compared to a net loss of $1.1 million or a net loss of $.04 per share in the first quarter of 1997. Net operating revenues and operating income (loss) for the CompanyOs business segments were as follows (in thousands):


                                                                            Three Months Ended
                                                                                 March 31,
                                                                             1998      1997
                                                                            -------   -------
Net operating revenues:
     Integrated waste management and environmental services ............    $16,782   $13,994
     Transportation of general and bulk commodities ....................      3,056     3,135
     Other businesses ..................................................        340       369
                                                                            -------   -------
                                                                            $20,178   $17,498
                                                                            =======   =======

Operating income (loss): (1)
     Integrated waste management and environmental services  ............   $ 1,494   $   (73)
     Transportation of general and bulk commodities .....................        87       138
     Other businesses ...................................................      (192)     (166)
                                                                            -------   -------
                                                                              1,389      (101)

Interest expense ........................................................      (103)      (32)
Interest income .........................................................        75        71
General corporate expenses ..............................................    (1,876)   (1,357)
                                                                            -------   -------
Income (loss) before income taxes .......................................   $  (515)  $(1,419)
                                                                            =======   =======

(1) Segment operating income reflects the results of operations of each segment before income taxes, interest income and expense, and items of a general nature not readily allocable to a separate business segment.

Segment performance

Net operating revenues of the Company's primary business segment, integrated waste management and environmental services, increased to $16.8 million in the first quarter of 1998 from $14 million in the first quarter of the prior year. The Company's disposal operations, including disposal brokerage, recorded increased net operating revenues in the first quarter of 1998 compared with the first quarter of the prior year primarily due to increased business of the disposal brokerage operations partially offset by decreased net operating revenues of the Company's landfill operations due to a decrease in the volume of waste accepted at the Company's landfills. The decrease in disposal volumes was partially offset by higher average disposal prices. Net operating revenues of the transportation operations for the first quarter of 1998 increased compared with the first quarter of 1997 primarily as a result of increased business of the transportation brokerage business and, to a lesser extent, increased transportation of hazardous and industrial waste. Net operating revenues of the technical environmental services business increased during the first quarter of 1998 compared with the first quarter of the prior year primarily as a result of an increase in laboratory services. Net operating revenues of the Company's collection operations also increased in the first quarter of 1998 compared with the first quarter of 1997 primarily as a result of an increase in the volume of business due to an expanded customer base. The collection operations commenced operations in the third quarter of 1996.

Operating income of the integrated waste management and environmental services segment was $1.5 million in the first quarter of 1998 compared with an operating loss of $.1 million in the first quarter of the prior year. The increase is primarily the result of the technical environmental services business recording operating income in the first quarter of 1998 compared to a significant operating loss in the first quarter of 1997. The operating loss in the first quarter of 1997 was primarily attributed to a remediation project in Denver, Colorado in which the technical environmental services business incurred significant costs while recognizing very little revenue. The operating income of both the transportation operations and the disposal operations was flat for the first quarter of 1998 compared with the first quarter of 1997. The collection operations incurred a smaller operating loss in the first quarter of 1998 compared with the prior year primarily as a result of an increase in the volume of business.

The Company's second business segment, the transportation of general and bulk commodities, recorded slightly lower net operating revenues and operating income in the first quarter of 1998 compared with the first quarter of 1997 primarily as a result of a decrease in business.

Interest expense

Interest expense was $103,000 in the first quarter of 1998 compared to $32,000 in the first quarter of the prior year. The increase was primarily attributed to an increase in the amount of principal outstanding under the Company's revolving credit facility. Interest costs totaling $103,000 were capitalized in the first quarter of both 1998 and 1997.

General corporate expenses

General corporate expenses increased significantly in the first quarter of 1998 compared to the first quarter of 1997 primarily as a result of legal, accounting and other costs associated with the Spin-off of Avalon and subsequent acquisition of the Company by USA Waste.

Net income

The Company recorded a net loss of $.4 million in the first quarter of 1998 compared with a net loss of $1.1 million in the first quarter of 1997. The Company's overall effective tax rate, including the effect of state income tax provisions, was 20% for the first quarter of both 1998 and 1997 primarily as a result of tax credits associated with the production and sale of landfill gas produced at the Company's landfill gas extraction facility.

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

Failure to consummate the previously mentioned transactions with USA Waste could have an adverse impact upon the Company due to, among other things, the incurrence of substantial fees and expenses relating to the transactions and the potential disruption of the Company's relationships with its customers and employees.

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


                 ____________________________________________
                 ____________________________________________

                          PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         Reference is made to "Item 3. Legal Proceedings" in the Company's Annual Report on Form 10-K for the year ended December 31, 1997 for a description of legal proceedings.

Item 2.  Changes in Securities

         None

Item 3.  Defaults upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         On May 8, 1998, a registration statement was filed with the Securities and Exchange Commission ("SEC") on Form 10 for the purpose of registering the Avalon Holdings Corporation Class A Common Stock under
         Section 12(b) of the Securities Exchange Act of 1934, as amended. On May 14, 1998 such registration statement was declared effective.

Item 6.  Exhibits and Reports on Form 8-K

         (a)  Exhibits
              None

         (b)  Reports on Form 8-K
              February 17, 1998 - Agreement and Plan of Merger by and among USA Waste Services, Inc., C&S Ohio Corp. and American Waste Services, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     AMERICAN WASTE SERVICES, INC.
                                     (Registrant)



Date:      May 15, 1998           By:       /s/ Timothy C. Coxson
     --------------------------      -------------------------------------------
                                  Timothy C. Coxson, Executive Vice President,
                                  Finance, Chief Financial Officer and Treasurer
                                  (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer)